Form 10QSB
period 2003-03-30
LIFE USA INC
filed 2003-08-15
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
March 31, 2003                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                              84-142675
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1020 W. timbervale Trail, Highlands Ranch, CO.                           80219
- -------------------------------------------------                       -----
(Address of principal executive offices)                             (Zip Code)


                                      None
                                  ------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  X        No
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   786,534 common shares as of March 31, 2003

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

     The  financial  statements  have been  prepared by Life USA,  Inc.
without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-SB.

                                 LIFE USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and the period July 16, 1997 (inception) to March 31, 2003 and cash flows and stockholders' equity for the three-months ended March 31, 2003 and 2002 and for July 16, 1997 (Inception) to March 31, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
August 4, 2003


                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets



                                                                                     March 31,               December 31,
                                                                                       2003                      2002
                                                                                   --------------            --------------

ASSETS

Current Assets:
     Cash & Cash Equivalents                                                                 $ -                       $ -
     Accounts Receivable                                                                     206                       206
                                                                                   --------------            --------------

          Total Current Assets                                                               206                       206
                                                                                   --------------            --------------

Other Assets:
     Product Design & Trademark (Net)                                                      2,633                     2,633
                                                                                   --------------            --------------

          Total Other Assets                                                               2,633                     2,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 2,839                   $ 2,839
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                      1,114                     1,114
     Note Payable - Stockholder                                                           76,746                    75,396
                                                                                   --------------            --------------

          Total Current Liabilities                                                       81,747                    80,397
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2002 and 2001
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (101,407)                 (100,057)
                                                                                   --------------            --------------
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (78,908)                  (77,558)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 2,839                   $ 2,839

See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations




                                                                                                         July 16, 1997
                                                                       Three-Months Ended                 (Inception) to
                                                                           March 31,                         March 31
                                                                   2003                  2002                  2003
                                                                   ----                  ----                  ----
REVENUES

   Miscellaneous Revenue                                                  $ -                   $ -            $ 528
                                                                     --------              --------             --------
Total Income                                                                -                     -              528
                                                                     --------              --------             --------
EXPENSES
     Operating Expenses                                                     -                   382               71,076
     Office Expenses                                                        -                     -               17,409
     Bank Charges                                                           -                    28                  211
                                                                     --------              --------             --------
Total Operating Expenses                                                    -                   410               88,696
                                                                     --------              --------             --------
Other Income and Expenses
     Interest Income                                                        -                     -                     5
     Interest Expense                                                  (1,350)               (1,400)              (13,244)
                                                                     --------              --------             ---------
Net Other Income (Expense)                                             (1,350)               (1,400)              (13,239)
                                                                     --------              --------             ---------
Net Loss from Operations                                             $ (1,350)             $ (1,810)            $(101,407)
                                                                     ========              ========             =========
Per Share Information
Profit (Loss) per common share                                       *                     *
                                                                     ========              ========
Weighted average number of shares outstanding                         786,534               786,534
                                                                     ========              ========

* Less than $.01

See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Shockholdres' equity (Deficit)
                                 March 31, 2003



                                                     Common Stocks           Additional                          Total
                                                                              Paid-In        Retained           Stockholders'
                                                   Shares          Amount      Capital        Earnings           Equity
                                                   ------          ------      -------        --------           ------

Balance - July 16, 1997                                 -             $ -            $ -                                $ -

Issuance of Stock for Cash 7/97                   195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98               286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98               29,370               3            878                -               881

Net Loss for Period                                     -               -              -          (45,414)          (45,414)
                                                  -------           -----       --------        ---------         ---------
Balance - December 31, 1998                       510,370              52         13,143          (45,414)          (32,219)
                                                  -------           -----       --------        ---------         ---------
Issuance of Stock for Services 8/99               212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                    1,050               -          1,050                -             1,050

Net Loss for the Year                                   -               -              -          (19,750)          (19,750)
                                                  -------           -----       --------        ---------         ---------
Balance - December 31, 1999                       724,150              73         20,554          (65,164)          (44,537)
                                                  -------           -----       --------        ---------         ---------
Net Loss for the Year                                   -               -              -          (17,163)          (17,163)
                                                  -------           -----       --------        ---------         ---------
Balance - December 31, 2000                       724,150              73         20,554          (82,327)          (61,700)

Issuance of Stock for Services 1/01                62,384               6          1,866                -             1,872

Net Loss for the Year                                   -               -              -          (10,691)          (10,691)
                                                  -------           -----       --------        ---------         ---------
Balance - December 31, 2001                       786,534              79         22,420          (93,018)          (70,519)
                                                  -------           -----       --------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,039)           (7,039)
                                                  -------           -----       --------        ---------         ---------
Balance - December 31, 2002                       786,534              79         22,420         (100,057)          (77,558)
                                                  -------           -----       --------        ---------         ---------
Net Loss for the Period                                 -               -              -           (1,350)           (1,350)
                                                  -------           -----       --------        ---------         ---------
Balance - March 31, 2003                          786,534            $ 79        $22,420        $(101,407)        $ (78,908)
                                                  =======           =====       ========        =========         ---------

See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                Indirect Method




                                                                                                                 July 16, 1997
                                                                                Three-Months Ended               (Inception) to
                                                                                    March 31,                        March 31,
                                                                              2003               2002                 2003
                                                                              ----               ----                 ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                        $ (1,350)           $(1,810)            $ (101,407)
          Stock issued for services                                                  -                  -                 10,552
          Amortization                                                               -                  -                  1,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                         -                410                  3,887
     Increase (Decrease) in Accrued Expenses                                         -                  -                  1,114
                                                                              --------             ------                -------
Net Cash Provided by Operating Activities                                       (1,350)            (1,400)               (84,657)
                                                                              --------             ------                -------
Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                  -                  3,830
                                                                              --------             ------                -------
Net Cash from Investing Activities                                                   -                  -                  3,830
                                                                              --------             ------                -------
Cash Flows from Financing Activities
     Proceeds for Notes                                                          1,350              1,400                 76,746
     Proceeds from stock issuance                                                    -                  -                  4,081
                                                                              --------             ------                -------
Net Cash from (Used by) Financing Activities                                     1,350              1,400                 80,827
                                                                              --------             ------                -------
Increase (Decrease) in Cash                                                          -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                      -                  -                      -
                                                                              --------             ------                -------
Cash and Cash Equivalents - End of Period                                          $ -                $ -                    $ -
                                                                              ========             ======                =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -                $ -                    $ -
                                                                              ========             ======                =======
  Cash paid for income taxes                                                       $ -                $ -                    $ -
                                                                              ========             ======                =======
NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -                $ -               $ 10,552

See Accountants' Review Report

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002 and for the period July 16, 1997 (inception) to March 31, 2003, and cash flows for the three-months ended March 31, 2003 and 2002 and the for the period July16, 1997 (inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the exploration state and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations for the Quarter Ended March 31, 2003
--------------------------------------------------------------------------------

     The company had no revenues or operations for the quarter. The company incurred no expenses in the quarter in 2003 compared to $1,714 in expenses in the quarter in 2002. The company accrued $1,350 and $1,400 in the quarter in interest in 2003 and 2002 respectively. The company had ($1,350) loss in the quarter in 2003 compared to a ($1,810) loss in the quarter in 2002. There was nominal loss per share in 2003 and in 2002. There can be no assurance that the Company will be able to commence its Business Plan, and the Company is unable to predict the period for which it can conduct operations.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2003, the Company had no in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company can raise capital and have sufficient resources to fund the Company's operations.

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($78,908) at March 31, 2003. The Company has no current assets and no other assets at March 31, 2003.

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business operation is achieved which may afford revenues and potential cash flows. No assurance can be made that any such operation will ever occur.

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business operation it may add employees of an unknown number in the next twelve months.

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $81,747, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- --------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities.
- -----------------------------

         None

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
- --------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)      Exhibits - #31 CERTIFICATION PURSUANT TO SECTION
                       302 OF THE SARBANES OXLEY ACT

                    #32 CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  LIFE USA, INC.

Date: August 7, 2003

                                           /s/ Kelly Kendall
                                       by: ------------------------------
                                           Kelly Kendall, President