Form 10QSB
period 2003-06-30
LIFE USA INC
filed 2003-08-15
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
June 30, 2003                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                              84-142675
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO.                           80219
- -------------------------------------------------                       -----
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

                   786,534 common shares as of June 30, 2003

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

                                  JUNE 30, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s










                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of June 30, 2003 and the related statements of operations for the three and six-months ended June 30, 2003 and 2002 and the period July 16, 1997 (inception) to June 30, 2003 and cash flows and stockholders' equity for the six-months ended June 30, 2003 and 2002 and for July 16, 1997 (Inception) to June 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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


Michael Johnson & Co., LLC
Denver, CO
August 4, 2003


                                 LIFE USA, INC.
                         (A Development Stage company)
                                 Balance Sheets






                                                                                     June 30,               December 31,
                                                                                       2003                     2002
                                                                                  ---------------           --------------

ASSETS

Current Assets:
     Cash & Cash Equivalents                                                                 $ -                      $ -
     Accounts Receivable                                                                     206                      206
                                                                                  ---------------           --------------

          Total Current Assets                                                               206                      206
                                                                                  ---------------           --------------

Other Assets:
     Product Design & Trademark (Net)                                                      2,633                    2,633
                                                                                  ---------------           --------------

          Total Other Assets                                                               2,633                    2,633
                                                                                  ---------------           --------------

TOTAL ASSETS                                                                             $ 2,839                  $ 2,839
                                                                                  ===============           ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                  $ 3,887
     Accrued Expenses                                                                      1,114                    1,114
     Note Payable - Stockholder                                                           78,096                   75,396
                                                                                  ---------------           --------------

          Total Current Liabilities                                                       83,097                   80,397
                                                                                  ---------------           --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                       79
     786,534 shares issued and outstanding at December 31, 2002 and 2001
     Additional paid-in capital                                                           22,420                   22,420
     Deficit accumulated during the development stage                                   (102,757)                (100,057)
                                                                                  ---------------           --------------
                                                                                  ---------------           --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (80,258)                 (77,558)
                                                                                  ---------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 2,839                  $ 2,839
                                                                                  ===============           ==============

See Accountants' Review Report



LIFE USA, INC.
(A Development Stage Company)
Statements of Operations


                                                                                                                       July 16, 1997
                                                               Three-Months Ended                   Six-Months Ended  (Inception) to
                                                                   June 30,                            June 30,           June 30,
                                                           2003              2002              2003              2002      2003
                                                           ----              ----              ----              ----      ----
REVENUES

   Miscellaneous Revenue                                     $ -               $ -               $ -               $ -        $ 528
                                                        --------          --------          --------          --------    ----------
Total Income                                                   -                 -                 -                 -          528
                                                        --------          --------          --------          --------    ----------
EXPENSES
     Operating Expenses                                        -               382                 -               764       71,076
     Office Expenses                                           -                 -                 -                 -       17,409
     Bank Charges                                              -                28                 -                56          211
                                                        --------          --------          --------          --------    ----------
Total Operating Expenses                                       -               410                 -               820       88,696
                                                        --------          --------          --------          --------    ----------
Other Income and Expenses
     Interest Income                                           -                 -                 -                 -            5
     Interest Expense                                     (1,350)           (1,333)           (2,700)           (2,733)     (14,594)
                                                        --------          --------          --------          --------    ----------
Net Other Income (Expense)                                (1,350)           (1,333)           (2,700)           (2,733)     (14,589)
                                                        --------          --------          --------          --------    ----------
Net Loss from Operations                                $ (1,350)         $ (1,743)         $ (2,700)         $ (3,553)   $(102,757)
                                                        ========          ========          ========          ========    ==========
Per Share Information
Profit (Loss) per common share                            *                 *
                                                        ========          ========
Weighted average number of shares outstanding            786,534           786,534
                                                        ========          ========

* Less than $.01

See Accountants' Review Report


                                 LIFE USA, IND.
                         (A Development State Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2003


                                                     Common Stocks           Additional                          Total
                                                                               Paid-In        Retained          Stockholders'
                                                Shares          Amount         Capital        Earnings           Equity
                                                ------          ------         -------        --------           ------

Balance - July 16, 1997                                 -             $ -            $ -                                $ -

Issuance of Stock for Cash 7/97                   195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98               286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98               29,370               3            878                -               881

Net Loss for Period                                     -               -              -          (45,414)          (45,414)
                                                  -------            ----       --------        ---------         ---------
Balance - December 31, 1998                       510,370              52         13,143          (45,414)          (32,219)
                                                  -------            ----       --------        ---------         ---------
Issuance of Stock for Services 8/99               212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                    1,050               -          1,050                -             1,050

Net Loss for the Year                                   -               -              -          (19,750)          (19,750)
                                                  -------            ----       --------        ---------         ---------
Balance - December 31, 1999                       724,150              73         20,554          (65,164)          (44,537)
                                                  -------            ----       --------        ---------         ---------
Net Loss for the Year                                   -               -              -          (17,163)          (17,163)
                                                  -------            ----       --------        ---------         ---------
Balance - December 31, 2000                       724,150              73         20,554          (82,327)          (61,700)

Issuance of Stock for Services 1/01                62,384               6          1,866                -             1,872

Net Loss for the Year                                   -               -              -          (10,691)          (10,691)
                                                  -------            ----       --------        ---------         ---------
Balance - December 31, 2001                       786,534              79         22,420          (93,018)          (70,519)
                                                  -------            ----       --------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,039)           (7,039)
                                                  -------            ----       --------        ---------         ---------
Balance - December 31, 2002                       786,534              79         22,420         (100,057)          (77,558)
                                                  -------            ----       --------        ---------         ---------
Net Loss for the Period                                 -               -              -           (2,700)           (2,700)
                                                  -------            ----       --------        ---------         ---------
Balance - March 31, 2003                          786,534            $ 79        $22,420        $(102,757)        $ (80,258)
                                                  =======            ====       ========        =========         =========

See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                Indirect Method

                                                                                                                     July 16, 1997
                                                                                   Six-Months Ended                 (Inception) to
                                                                                       June 30,                        June 30,
                                                                                2003               2002                  2003
                                                                                ----               ----                  ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                        $ (2,700)           $(3,553)            $ (102,757)
          Stock issued for services                                                  -                  -                 10,552
          Amortization                                                               -                  -                  1,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                         -                820                  3,887
     Increase (Decrease) in Accrued Expenses                                         -                  -                  1,114
                                                                              --------            -------             ----------
Net Cash Provided by Operating Activities                                       (2,700)            (2,733)               (86,007)
                                                                              --------            -------             ----------
Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                  -                  3,830
                                                                              --------            -------             ----------
Net Cash from Investing Activities                                                   -                  -                  3,830
                                                                              --------            -------             ----------
Cash Flows from Financing Activities
     Proceeds for Notes                                                          2,700              2,733                 78,096
     Proceeds from stock issuance                                                    -                  -                  4,081
                                                                              --------            -------             ----------
Net Cash from (Used by) Financing Activities                                     2,700              2,733                 82,177
                                                                              --------            -------             ----------
Increase (Decrease) in Cash                                                          -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                      -                  -                      -
                                                                              --------            -------             ----------
Cash and Cash Equivalents - End of Period                                          $ -                $ -                    $ -
                                                                              ========            =======             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -                $ -                    $ -
                                                                              ========            =======             ==========
  Cash paid for income taxes                                                       $ -                $ -                    $ -
                                                                              ========            =======             ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -                $ -               $ 10,552
                                                                              ========            =======             ==========

See Accountants' Review Report

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six-months ended June 30, 2003 and 2002 and for the period July 16, 1997 (inception) to June 30, 2003, and cash flows for the six-months ended June 30, 2003 and 2002 and the for the period July16, 1997 (inception) to June 30, 2003. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations for the Quarter Ended June 30, 2003
--------------------------------------------------------------------------------

     The company had no revenues or operations for the quarter. The company incurred no expenses in the quarter in 2003 compared to $410 in 2003 or 2002 in expenses in the quarter in 2002. The company incurred interest expense of $1,350 and $1,333 in the quarter in 2003 and 2002 respectively. The company had ($1,350) loss in the quarter in 2003 compared to a ($1,743) loss in the quarter in 2002. There was nominal loss per share in 2003 and in 2002. There can be no assurance that the Company will be able to commence business.


Comparison of Operating Results for the Six Month Period Ended June 30, 2003
- -----------------------------------------------------------------------------
and June 30, 2003
- ----------------------

     The Company had no revenues for the period in 2003 or 2002. The Company incurred no expenses in the six months in 2003 but incurred $820 in expenses in 2002 in the same period. The company accrued interest expense of $2,700 and $2,733 in the six month period in 2003 and 2002 respectively. The company had ($2,700) loss in 2003 compared to a loss of ($3,553) in 2002 in the period. The loss per share in the period was nominal in 2003 and in 2002.

Liquidity and Capital Resources
- -------------------------------

     At June 30, 2003, the Company had no in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

     When the company recommences operation, lack of existing capital may be a sufficient impediment to prevent its continuation. If operations are commenced the Company's needs for additional financing is likely to increase substantially.

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

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business operation has been achieved which may afford revenues and potential cash flows. No assurance can be made that any such operation will ever occur.

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

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it commences acquisition, it may acquire or add employees of an unknown number in the next twelve months.

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $83,097, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

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


                                                  LIFE USA, INC.

Date: August 8, 2003

                                           /s/ Kelly Kendall
                                       by: ------------------------------
                                           Kelly Kendall, President