Form 10QSB
period 2003-09-30
LIFE USA INC
filed 2003-12-16
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
-----------------                                   ----------------------
September 30, 2003                                       000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                            84-142675
--------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                           80219
-------------------------------------------------                       -----
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

                 786,534 common shares as of September 30, 2003

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

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

                                 LIFE USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                           Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                               Phone: 303-796-0099
                                Fax: 303-796-0137






                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of September 30, 2003 and the related statements of operations for the three and six-months ended September 30, 2003 and 2002 and the period July 16, 1997 (inception) to September 30, 2003 and cash flows and stockholders' equity for the six-months ended September 30, 2003 and 2002 and for July 16, 1997 (Inception) to September 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
November 12, 2003


                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets



                                                                                   September 30,             December 31,
                                                                                       2003                      2002
                                                                                   --------------            --------------
ASSETS

Current Assets:
     Cash & Cash Equivalents                                                                 $ -                       $ -
     Accounts Receivable                                                                     206                       206
                                                                                   --------------            --------------

          Total Current Assets                                                               206                       206
                                                                                   --------------            --------------

Other Assets:
     Product Design & Trademark (Net)                                                      2,633                     2,633
                                                                                   --------------            --------------

          Total Other Assets                                                               2,633                     2,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 2,839                   $ 2,839
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                      1,114                     1,114
     Note Payable - Stockholder                                                           79,446                    75,396
                                                                                   --------------            --------------

          Total Current Liabilities                                                       84,447                    80,397
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2002, and
     September 30, 2003
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (104,107)                 (100,057)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (81,608)                  (77,558)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 2,839                   $ 2,839
                                                                                   ==============            ==============

                         See Accountants' Review Report



                                         LIFE USA, INC.
                                 (A Development Stage Company)
                                    Statements of Operations


                                                         Three-Months Ended                  Nine-Months Ended
                                                             September 30,                      September 30,
                                                       2003              2002             2003              2002
                                                    ------------      ------------     ------------      ------------
REVENUES

   Miscellaneous Revenue                                    $ -               $ -              $ -               $ -
                                                    ------------      ------------     ------------      ------------
Total Income                                                  -                 -                -                 -
                                                    ------------      ------------     ------------      ------------
EXPENSES
     Operating Expenses                                       -               382                -             1,146
     Office Expenses                                          -                 -                -                 -
     Bank Charges                                             -                28                -                84
                                                    ------------      ------------     ------------      ------------
Total Operating Expenses                                      -               410                -             1,230
                                                    ------------      ------------     ------------      ------------
Other Income and Expenses
     Interest Income                                          -                 -                -                 -
     Interest Expense                                    (1,350)           (1,333)          (4,050)           (2,733)
                                                    ------------      ------------     ------------      ------------
Net Other Income (Expense)                               (1,350)           (1,333)          (4,050)           (2,733)
                                                    ------------      ------------     ------------      ------------
Net Loss from Operations                               $ (1,350)         $ (1,743)        $ (4,050)         $ (3,963)
                                                    ============      ============     ============      ============

Per Share Information
Profit (Loss) per common share                           *                 *
                                                    ============      ============

Weighted average number of shares outstanding           786,534           786,534
                                                    ============      ============


* Less than $.01



                         See Accountants' Review Report



                                                 LIFE USA, INC.
                                         (A Development Stage Company)
                                            Statement of Cash Flows

                                                Indirect Method

                                                                                                                 July 16, 1997
                                                                                 Nine-Months Ended               (Inception) to
                                                                                   September 30,                 September 30,
                                                                              2003              2002                  2003
                                                                           ------------      ------------       -----------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                         $(4,050)          $(3,553)             $ (104,107)
          Stock issued for services                                                  -                 -                  10,552
          Amortization                                                               -                 -                   1,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                         -               820                   3,887
     Increase (Decrease) in Accrued Expenses                                         -                 -                   1,114
                                                                           ------------      ------------       -----------------
Net Cash Provided by Operating Activities                                       (4,050)           (2,733)                (87,357)
                                                                           ------------      ------------       -----------------
Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                 -                   3,830
                                                                           ------------      ------------       -----------------
Net Cash from Investing Activities                                                   -                 -                   3,830
                                                                           ------------      ------------       -----------------
Cash Flows from Financing Activities
     Proceeds for Notes                                                          4,050             2,733                  79,446
     Proceeds from stock issuance                                                    -                 -                   4,081
                                                                           ------------      ------------       -----------------
Net Cash from (Used by) Financing Activities                                     4,050             2,733                  83,527
                                                                           ------------      ------------       -----------------
Increase (Decrease) in Cash                                                          -                 -                       -

Cash and Cash Equivalents - Beginning of Period                                      -                 -                       -
                                                                           ------------      ------------       -----------------
Cash and Cash Equivalents - End of Period                                          $ -               $ -                     $ -
                                                                           ============      ============       =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -               $ -                     $ -
                                                                           ============      ============       =================
  Cash paid for income taxes                                                       $ -               $ -                     $ -
                                                                           ============      ============       =================

NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -               $ -                $ 10,552
                                                                           ============      ============       =================



                         See Accountants' Review Report



                                                 LIFE USA, INC.
                                         (A Development Stage Company)
                                         Stockholders' Equity (Deficit)
                                               September 30, 2003

                                                                                              Deficit
                                                                                            Accumulated
                                                    Common Stocks           Additional       During the          Total
                                                    -------------
                                                                             Paid-In        Development      Stockholders'
                                               Shares          Amount        Capital           Stage             Equity
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - July 16, 1997                                -             $ -           $ -                                  $ -

Issuance of Stock for Cash 7/97                  195,000              20         4,972                  -             4,992

Issuance of Stock for Services 5/98              286,000              29         7,293                  -             7,322

Issuance of Stock for Services 12/98              29,370               3           878                  -               881

Net Loss for Period                                    -               -             -            (45,414)          (45,414)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 1998                      510,370              52        13,143            (45,414)          (32,219)
                                             ------------    ------------   -----------    ---------------   ---------------
Issuance of Stock for Services 8/99              212,730              21         6,361                  -             6,382

Issuance of Stock for Cash  9/99                   1,050               -         1,050                  -             1,050

Net Loss for the Year                                  -               -             -            (19,750)          (19,750)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 1999                      724,150              73        20,554            (65,164)          (44,537)
                                             ------------    ------------   -----------    ---------------   ---------------
Net Loss for the Year                                  -               -             -            (17,163)          (17,163)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 2000                      724,150              73        20,554            (82,327)          (61,700)

Issuance of Stock for Services 1/01               62,384               6         1,866                  -             1,872

Net Loss for the Year                                  -               -             -            (10,691)          (10,691)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 2001                      786,534              79        22,420            (93,018)          (70,519)
                                             ------------    ------------   -----------    ---------------   ---------------
Net Loss for the Year                                  -               -             -             (7,039)           (7,039)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 2002                      786,534              79        22,420           (100,057)          (77,558)
                                             ------------    ------------   -----------    ---------------   ---------------
Net Loss for the Period                                -               -             -             (4,050)           (4,050)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - September 30, 2003                     786,534            $ 79      $ 22,420         $ (104,107)        $ (81,608)
                                             ============    ============   ===========    ===============   ===============




                         See Accountants' Review Report

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and six-months ended September 30, 2003 and 2002 and for the period July 16, 1997 (inception) to September 30, 2003, and cash flows for the six-months ended September 30, 2003 and 2002 and the for the period July16, 1997 (inception) to September 30, 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 - Going Concern:
         -------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------


Results of Operations for the Quarter Ended September 30, 2003
--------------------------------------------------------------

     The company had no revenues or operations for the quarter. The company incurred no expenses in the quarter in 2003 compared to $410 in 2002. The company incurred interest expense of $1,350 and $1,333 in the quarter in 2003 and 2002 respectively. The company had ($1,350) loss in the quarter in 2003 compared to a ($1,743) loss in the quarter in 2002. There was nominal loss per share in 2003 and in 2002. There can be no assurance that the Company will be able to commence business.


Comparison of Operating Results for the Nine Month Period Ended Septemer 30,
----------------------------------------------------------------------------
2003 and September 30, 2002
---------------------------

     The Company had no revenues for the period in 2003 or 2002. The Company incurred no expenses in the nine months in 2003 but incurred $1,230 in expenses in 2002 in the same period. The company accrued interest expense of $4,050 and $2,733 in the nine month period in 2003 and 2002 respectively. The company had ($4,050) loss in 2003 compared to a loss of ($3,963) in 2002 in the period. The loss per share in the period was nominal in 2003 and in 2002.

Liquidity and Capital Resources
-------------------------------

     At Septmeber 30, 2003, the Company had no cash and no other liquid assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $88,696, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

Item 3.  Controls and Procedures

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


Item 2.  Change in Securities
-----------------------------

         None


Item 3.  Defaults Upon Senior Securities
----------------------------------------

         (Not applicable)


Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         (Not applicable)


Item 5.  Other Information
--------------------------

         (Not applicable)


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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


                                       LIFE USA, INC.

Date: December 15, 2003

                                        By: /s/ Kelly Kendall
                                            ------------------------------
                                            Kelly Kendall, President