Form 10QSB/A
period 2003-03-31
LIFE USA INC
filed 2004-08-10
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10QSB/A
                                  Amendment #1



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
March 31, 2003                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO.                           80219
--------------------------------------------------                       -----
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

     The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

     The financial statements have been prepared by Life USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-SB/A.

     This amended 10QSB is being filed to restate financial statements.

                                 LIFE USA, INC.
                                   (RESTATED)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                    FOR THE THREE-MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

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


                             AUDITORS' REVIEW REPORT



Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and the period July 16, 1997 (inception) to March 31, 2003 and cash flows and stockholders' equity for the three-months ended March 31, 2003 and 2002 and for July 16, 1997 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated July 18, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co., LLC
-----------------------------
Michael Johnson & Co., LLC
Denver, CO
August 4, 2003


                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                                     (Restated)
                                                                                        March                December 31,
                                                                                        2003                     2002
                                                                                    --------------           --------------

ASSETS

Current Assets:
     Cash & Cash Equivalents                                                        $           -            $           -
                                                                                    --------------           --------------

          Total Current Assets                                                                  -                        -
                                                                                    --------------           --------------

Other Assets:
     Product Design & Trademark (Net)                                                       2,513                    2,633
                                                                                    --------------           --------------

          Total Other Assets                                                                2,513                    2,633
                                                                                    --------------           --------------

TOTAL ASSETS                                                                        $       2,513            $       2,633
                                                                                    ==============           ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                               $       3,887            $       3,887
     Accrued Expenses                                                                       1,114                    1,114
     Note Payable - Related Parties                                                        76,746                   75,396
                                                                                    --------------           --------------

          Total Current Liabilities                                                        81,747                   80,397
                                                                                    --------------           --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                            79                       79
     786,534 shares issued and outstanding at December 31, 2002 and 2001
     Additional paid-in capital                                                            22,420                   22,420
     Deficit accumulated during the development stage                                    (101,733)                (100,263)
                                                                                    --------------           --------------
TOTAL STOCKHOLDERS' EQUITY                                                                (79,234)                 (77,764)
                                                                                    --------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $       2,513            $       2,633
                                                                                    ==============           ==============







                         See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                          (Restated)                       July 16, 1997
                                                                        Three-Months Ended                (Inception) to
                                                                           March 31,                          March 31
                                                               -------------------------------------
                                                                    2003                 2002                  2003
                                                               ---------------      ----------------      ----------------
REVENUES

   Miscellaneous Revenue                                       $            -       $             -       $           528
                                                               ---------------      ----------------      ----------------

Total Income                                                                -                     -                   528
                                                               ---------------      ----------------      ----------------

EXPENSES
     Operating Expenses                                                   120                   382                71,196
     Office Expenses                                                        -                     -                17,615
     Bank Charges                                                           -                    28                   211
                                                               ---------------      ----------------      ----------------

Total Operating Expenses                                                  120                   410                89,022
                                                               ---------------      ----------------      ----------------

Other Income and Expenses
     Interest Income                                                        -                     -                     5
     Interest Expense                                                  (1,350)               (1,400)              (13,244)
                                                               ---------------      ----------------      ----------------

Net Other Income (Expense)                                             (1,350)               (1,400)              (13,239)
                                                               ---------------      ----------------      ----------------

Net Loss from Operations                                       $       (1,470)      $        (1,810)      $      (101,733)
                                                               ===============      ================      ================

Per Share Information
Profit (Loss) per common share                                            *                    *
                                                               ===============      ================

Weighted average number of shares outstanding                         786,534               786,534
                                                               ===============      ================


* Less than $.01


                         See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2003

                                                                                              Deficit
                                                                                             Accumlated
                                                    Common Stocks            Additional      During the          Total
                                                    -------------             Paid-In         Development    Stockholders'
                                                Shares          Amount        Capital          Stage            Equity
                                              -----------     -----------    -----------    -------------    --------------

Balance - July 16, 1997                                -      $        -     $        -                      $           -

Issuance of Stock for Cash 7/97                  195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98              286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98              29,370               3            878                -               881

Net Loss for Period                                    -               -              -          (45,414)          (45,414)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 1998                      510,370              52         13,143          (45,414)          (32,219)
                                              -----------     -----------    -----------    -------------    --------------

Issuance of Stock for Services 8/99              212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                   1,050               -          1,050                -             1,050

Net Loss for the Year                                  -               -              -          (19,750)          (19,750)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 1999                      724,150              73         20,554          (65,164)          (44,537)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -          (17,163)          (17,163)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2000                      724,150              73         20,554          (82,327)          (61,700)

Issuance of Stock for Services 1/01               62,384               6          1,866                -             1,872

Net Loss for the Year                                  -               -              -          (10,691)          (10,691)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2001                      786,534              79         22,420          (93,018)          (70,519)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -           (7,245)           (7,245)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2002                      786,534              79         22,420         (100,263)          (77,764)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Period                                -               -              -           (1,470)           (1,470)
                                              -----------     -----------    -----------    -------------    --------------

Balance - March 31, 2003                         786,534      $       79     $   22,420     $   (101,733)    $     (79,234)
                                              ===========     ===========    ===========    =============    ==============






                         See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                Indirect Method

                                                                                    (Restated)                    July 16, 1997
                                                                                 Three-Months Ended              (Inception) to
                                                                                     March 31,                      March 31,
                                                                               2003              2002                 2003
                                                                           -------------      ------------       ----------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $     (1,470)      $    (1,810)       $      (101,733)
          Stock issued for services                                                   -                 -                 16,457
          Amortization                                                              120                 -                  1,317
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                          -               410                  3,887
     Increase (Decrease) in Accrued Expenses                                          -                 -                  1,114
                                                                           -------------      ------------       ----------------

Net Cash Provided by Operating Activities                                        (1,350)           (1,400)               (78,958)
                                                                           -------------      ------------       ----------------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                               -                 -                 (3,830)
                                                                           -------------      ------------       ----------------

Net Cash from Investing Activities                                                    -                 -                 (3,830)
                                                                           -------------      ------------       ----------------

Cash Flows from Financing Activities
     Proceeds for Notes                                                           1,350             1,400                 76,746
     Proceeds from stock issuance                                                     -                 -                  6,042
                                                                           -------------      ------------       ----------------

Net Cash from (Used by) Financing Activities                                      1,350             1,400                 82,788
                                                                           -------------      ------------       ----------------

Increase (Decrease) in Cash                                                           -                 -                      -

Cash and Cash Equivalents - Beginning of Period                                       -                 -                      -
                                                                           -------------      ------------       ----------------

Cash and Cash Equivalents - End of Period                                  $          -       $         -        $             -
                                                                           =============      ============       ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                           $          -       $         -        $             -
                                                                           =============      ============       ================
  Cash paid for income taxes                                               $          -       $         -        $             -
                                                                           =============      ============       ================

NON-CASH TRANSACTIONS
  Stock issued for services                                                $          -       $         -        $        16,457
                                                                           =============      ============       ================

                         See Accountants' Review Report

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002 and for the period July 16, 1997 (inception) to March 31, 2003, and cash flows for the three-months ended March 31, 2003 and 2002 and the for the period July 16, 1997 (inception) to March 31, 2003. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
--------------

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Life USA, Inc., ("Life USA, Inc." the "Company" or "Issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Life USA, Inc. actual results to be materially different from any future results expressed or implied by Life USA, Inc. in those statements. Important facts that could prevent Life USA, Inc. from achieving any stated goals include, but are not limited to, the following:

          (a)  volatility or decline of the Company's stock price;

          (b)  potential fluctuation in quarterly results;

          (c)  failure of the Company to earn revenues or profits;

          (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

          (e)  failure to commercialize its technology or to make sales;

          (f)  rapid and significant changes in markets;

          (g) litigation with or legal claims and allegations by outside parties;

          (h)  insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Quarter Ended March 31, 2003
--------------------------------------------------------------------------------


     The Company had no revenues or operations for the quarter. The Company incurred $120 in expenses in the quarter in 2003 compared to $410 in expenses in the quarter in 2002. The Company accrued $1,350 and $1,400 in the quarter in interest in 2003 and 2002 respectively. The Company had ($1,470) loss in the quarter in 2003 compared to a ($1,810) loss in the quarter in 2002. There was nominal loss per share in 2003 and in 2002. There can be no assurance that the Company will be able to commence its Business Plan, and the Company is unable to predict the period for which it can conduct operations.


Liquidity and Capital Resources
--------------------------------

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


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($79,234) at March 31, 2003. The Company has no current assets and no other assets at March 31, 2003.


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

GOING CONCERN

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

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $350,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

         None.


ITEM 2.  CHANGE IN SECURITIES.
------------------------------

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------

         None.


ITEM 5.  OTHER INFORMATION.
---------------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)      Exhibits - #31      CERTIFICATION PURSUANT TO SECTION
                             302 OF THE SARBANES-OXLEY ACT

                    #32      CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)      Reports on Form 8-K

                    None.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LIFE USA, INC.


Date: August 10, 2004


                                           /s/ Kelly Kendall
                                       by: ------------------------------
                                           Kelly Kendall, President