Form 10QSB/A
period 2003-06-30
LIFE USA INC
filed 2004-08-10
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10QSB/A
                                Amendment No. 1



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
June 30, 2003                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
------------------------                               ------------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                            80219
--------------------------------------------------                       -----
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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s

                           AUDITORS' REVIEW REPORT



Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of June 30, 2003 and the related statements of operations for the three and six-months ended June 30, 2003 and 2002 and the period July 16, 1997 (inception) to June 30, 2003 and cash flows and stockholders' equity for the six-months ended June 30, 2003 and 2002 and for July 16, 1997 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated July 18, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co., LLC
-----------------------------
Michael Johnson & Co., LLC
Denver, CO
August 4, 2003


                                 LIFE USA, INC.
                         (A Development Stage company)
                                 Balance Sheets


                                                                                    (Restated)
                                                                                     June 30,                December 31,
                                                                                       2003                      2002
                                                                                   --------------            --------------

ASSETS

Current Assets:
     Cash & Cash Equivalents                                                       $           -             $           -
                                                                                   --------------            --------------

          Total Current Assets                                                                 -                         -
                                                                                   --------------            --------------

Other Assets:
     Product Design & Trademark (Net)                                                      2,393                     2,633
                                                                                   --------------            --------------

          Total Other Assets                                                               2,393                     2,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                       $       2,393             $       2,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                              $       3,887             $       3,887
     Accrued Expenses                                                                      1,114                     1,114
     Note Payable - Related Parties                                                       78,096                    75,396
                                                                                   --------------            --------------

          Total Current Liabilities                                                       83,097                    80,397
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2002 and 2001
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (103,203)                 (100,263)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (80,704)                  (77,764)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       2,393             $       2,633
                                                                                   ==============            ==============


                         See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                            (Restated)                           (Restated)            July 16, 1997
                                                          Three-Months Ended                  Six-Months Ended        (Inception) to
                                                              June 30,                             June 30,               June 30,
                                                    -------------------------------     ------------------------------
                                                        2003              2002              2003             2002            2003
                                                    -------------     -------------     -------------     ------------  ------------
REVENUES

   Miscellaneous Revenue                            $          -      $          -      $          -      $         -     $     528
                                                    -------------     -------------     -------------     ------------   -----------

Total Income                                                   -                 -                 -                -           528
                                                    -------------     -------------     -------------     ------------   -----------

EXPENSES
     Operating Expenses                                      120               382               240              764        71,316
     Office Expenses                                           -                 -                 -                -        17,615
     Bank Charges                                              -                28                 -               56           211
                                                    -------------     -------------     -------------     ------------   -----------

Total Operating Expenses                                     120               410               240              820        89,142
                                                    -------------     -------------     -------------     ------------   -----------

Other Income and Expenses
     Interest Income                                           -                 -                 -                -             5
     Interest Expense                                     (1,350)           (1,333)           (2,700)          (2,733)      (14,594)
                                                    -------------     -------------     -------------     ------------   -----------

Net Other Income (Expense)                                (1,350)           (1,333)           (2,700)          (2,733)      (14,589)
                                                    -------------     -------------     -------------     ------------  ------------

Net Loss from Operations                            $     (1,470)     $     (1,743)     $     (2,940)     $    (3,553)  $  (103,203)
                                                    =============     =============     =============     ============  ============

Per Share Information
Profit (Loss) per common share                            *                 *
                                                    =============     =============

Weighted average number of shares outstanding            786,534           786,534
                                                    =============     =============


* Less than $.01






                         See Accountants' Review Report


                                 LIFE USA, IND.
                         (A Development State Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2003
                                                                                              Deficit
                                                                                             Accumulated
                                                    Common Stocks            Additional      During the          Total
                                                    -------------             Paid-In         Development    Stockholders'
                                                Shares          Amount        Capital          Stage            Equity
                                              -----------     -----------    -----------    -------------    --------------

Balance - July 16, 1997                                -      $        -     $        -                      $           -

Issuance of Stock for Cash 7/97                  195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98              286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98              29,370               3            878                -               881

Net Loss for Period                                    -               -              -          (45,414)          (45,414)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 1998                      510,370              52         13,143          (45,414)          (32,219)
                                              -----------     -----------    -----------    -------------    --------------

Issuance of Stock for Services 8/99              212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                   1,050               -          1,050                -             1,050

Net Loss for the Year                                  -               -              -          (19,750)          (19,750)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 1999                      724,150              73         20,554          (65,164)          (44,537)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -          (17,163)          (17,163)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2000                      724,150              73         20,554          (82,327)          (61,700)

Issuance of Stock for Services 1/01               62,384               6          1,866                -             1,872

Net Loss for the Year                                  -               -              -          (10,691)          (10,691)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2001                      786,534              79         22,420          (93,018)          (70,519)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -           (7,245)           (7,245)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2002                      786,534              79         22,420         (100,263)          (77,764)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Period                                -               -              -           (2,940)           (2,940)
                                              -----------     -----------    -----------    -------------    --------------

Balance - June 30, 2003                          786,534      $       79     $   22,420     $   (103,203)    $     (80,704)
                                              ===========     ===========    ===========    =============    ==============



                         See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                Indirect Method
                                                                                    (Restated)                    July 16, 1997
                                                                                  Six-Months Ended               (Inception) to
                                                                                     June 30,                       June 30,
                                                                           -------------------------------
                                                                               2003              2002                 2003
                                                                           -------------      ------------       ----------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $     (2,940)      $    (3,553)       $      (103,203)
          Stock issued for services                                                   -                 -                 16,457
          Amortization                                                              240                 -                  1,437
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                          -               820                  3,887
     Increase (Decrease) in Accrued Expenses                                          -                 -                  1,114
                                                                           -------------      ------------       ----------------

Net Cash Provided by Operating Activities                                        (2,700)           (2,733)               (80,308)
                                                                           -------------      ------------       ----------------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                               -                 -                 (3,830)
                                                                           -------------      ------------       ----------------

Net Cash from Investing Activities                                                    -                 -                 (3,830)
                                                                           -------------      ------------       ----------------

Cash Flows from Financing Activities
     Proceeds for Notes                                                           2,700             2,733                 78,096
     Proceeds from stock issuance                                                     -                 -                  6,042
                                                                           -------------      ------------       ----------------

Net Cash from (Used by) Financing Activities                                      2,700             2,733                 84,138
                                                                           -------------      ------------       ----------------

Increase (Decrease) in Cash                                                           -                 -                      -

Cash and Cash Equivalents - Beginning of Period                                       -                 -                      -
                                                                           -------------      ------------       ----------------

Cash and Cash Equivalents - End of Period                                  $          -       $         -        $             -
                                                                           =============      ============       ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                           $          -       $         -        $             -
                                                                           =============      ============       ================
  Cash paid for income taxes                                               $          -       $         -        $             -
                                                                           =============      ============       ================

NON-CASH TRANSACTIONS
  Stock issued for services                                                $          -       $         -        $        16,457
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

Results of Operations for the Quarter Ended June 30, 2003
--------------------------------------------------------------------------------

     The Company had no revenues or operations for the quarter. The Company incurred $120 in expenses in the quarter in 2003 compared to $410 in the same quarter of 2002. The Company incurred interest expense of $1,350 and $1,333 in the quarter in 2003 and 2002 respectively. The Company had ($1,470) loss in the quarter in 2003 compared to a ($1,743) loss in the quarter in 2002. There was nominal loss per share in 2003 and in 2002. There can be no assurance that the Company will be able to commence business.

Comparison of Operating Results for the Six Month Period Ended June 30, 2003
------------------------------------------------------------------------------
and June 30, 2003
-----------------------

     The Company had no revenues for the period in 2003 or 2002. The Company incurred $240 in expenses in the six months in 2003 and incurred $820 in expenses in 2002 in the same period. The Company accrued interest expense of $2,700 and $2,733 in the six month period in 2003 and 2002 respectively. The Company had ($2,940) loss in 2003 compared to a loss of ($3,553) in 2002 in the period. The loss per share in the period was nominal in 2003 and in 2002.


Liquidity and Capital Resources
--------------------------------

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $80,704, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

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