Form 10QSB/A
period 2003-09-30
LIFE USA INC
filed 2004-08-10
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10QSB/A
                                 Amendment No. 1



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
-----------------                                   ----------------------
September 30, 2003                                       000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
-----------------------                                ----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                           80219
-------------------------------------------------                       -----
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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s

                           AUDITORS' REVIEW REPORT


Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of September 30, 2003 and the related statements of operations for the three and six-months ended September 30, 2003 and 2002 and the period July 16, 1997 (inception) to September 30, 2003 and cash flows and stockholders' equity for the six-months ended September 30, 2003 and 2002 and for July 16, 1997 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

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

/s/Michael Johnson & Co., LLC
-----------------------------
Michael Johnson & Co., LLC
Denver, CO
November 12, 2003


                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                                    (Restated)
                                                                                    September 30,            December 31,
                                                                                       2003                      2002
                                                                                   --------------            --------------

ASSETS

Current Assets:
     Cash & Cash Equivalents                                                       $           -             $           -
                                                                                   --------------            --------------

          Total Current Assets                                                                 -                         -
                                                                                   --------------            --------------

Other Assets:
     Product Design & Trademark (Net)                                                      2,273                     2,633
                                                                                   --------------            --------------

          Total Other Assets                                                               2,273                     2,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                       $       2,273             $       2,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                              $       3,887             $       3,887
     Accrued Expenses                                                                      1,114                     1,114
     Note Payable - Related Parties                                                       79,446                    75,396
                                                                                   --------------            --------------

          Total Current Liabilities                                                       84,447                    80,397
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2002, and
     September 30, 2003
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (104,673)                 (100,263)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (82,174)                  (77,764)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       2,273             $       2,633
                                                                                   ==============            ==============




                         See Accountants' Review Report



                                         LIFE USA, INC.
                                 (A Development Stage Company)
                                    Statements of Operations

                                                             (Restated)                         (Restated)             July 16, 1997
                                                         Three-Months Ended                  Nine-Months Ended        (Inception) to
                                                            September 30,                      September 30,           September 30,
                                                    ------------------------------     ------------------------------
                                                       2003              2002             2003              2002           2003
                                                    ------------      ------------     ------------      ------------  -------------
REVENUES

   Miscellaneous Revenue                            $         -       $         -      $         -       $         -   $        528
                                                    ------------      ------------     ------------      ------------  -------------

Total Income                                                  -                 -                -                 -            528
                                                    ------------      ------------     ------------      ------------  -------------

EXPENSES
     Operating Expenses                                     120               382              360             1,146         71,436
     Office Expenses                                          -                 -                -                 -         17,615
     Bank Charges                                             -                28                -                84            211
                                                    ------------      ------------     ------------      ------------  -------------

Total Operating Expenses                                    120               410              360             1,230         89,262
                                                    ------------      ------------     ------------      ------------  -------------

Other Income and Expenses
     Interest Income                                          -                 -                -                 -              5
     Interest Expense                                    (1,350)           (1,333)          (4,050)           (2,733)       (15,944)
                                                    ------------      ------------     ------------      ------------  -------------

Net Other Income (Expense)                               (1,350)           (1,333)          (4,050)           (2,733)       (15,939)
                                                    ------------      ------------     ------------      ------------  -------------

Net Loss from Operations                            $    (1,470)      $    (1,743)     $    (4,410)      $    (3,963)  $   (104,673)
                                                    ============      ============     ============      ============  =============

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
                                                    ============      ============


* Less than $.01




                         See Accountants' Review Report



                                                 LIFE USA, INC.
                                         (A Development Stage Company)
                                            Statement of Cash Flows

                                                Indirect Method

                                                                                    (Restated)                    July 16, 1997
                                                                                 Nine-Months Ended               (Inception) to
                                                                                   September 30,                  September 30,
                                                                           ------------------------------
                                                                              2003              2002                  2003
                                                                           ------------      ------------       -----------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $    (4,410)      $    (3,553)       $       (104,673)
          Stock issued for services                                                  -                 -                  16,457
          Amortization                                                             360                 -                   1,557
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                         -               820                   3,887
     Increase (Decrease) in Accrued Expenses                                         -                 -                   1,114
                                                                           ------------      ------------       -----------------

Net Cash Provided by Operating Activities                                       (4,050)           (2,733)                (81,658)
                                                                           ------------      ------------       -----------------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                 -                  (3,830)
                                                                           ------------      ------------       -----------------

Net Cash from Investing Activities                                                   -                 -                  (3,830)
                                                                           ------------      ------------       -----------------

Cash Flows from Financing Activities
     Proceeds for Notes                                                          4,050             2,733                  79,446
     Proceeds from stock issuance                                                    -                 -                   6,042
                                                                           ------------      ------------       -----------------

Net Cash from (Used by) Financing Activities                                     4,050             2,733                  85,488
                                                                           ------------      ------------       -----------------

Increase (Decrease) in Cash                                                          -                 -                       -

Cash and Cash Equivalents - Beginning of Period                                      -                 -                       -
                                                                           ------------      ------------       -----------------

Cash and Cash Equivalents - End of Period                                  $         -       $         -        $              -
                                                                           ============      ============       =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                           $         -       $         -        $              -
                                                                           ============      ============       =================
  Cash paid for income taxes                                               $         -       $         -        $              -
                                                                           ============      ============       =================

NON-CASH TRANSACTIONS
  Stock issued for services                                                $         -       $         -        $         16,457
                                                                           ============      ============       =================


                         See Accountants' Review Report



                                                 LIFE USA, INC.
                                         (A Development Stage Company)
                                         Stockholders' Equity (Deficit)
                                               September 30, 2003
                                                                                              Deficit
                                                                                            Accumulated
                                                    Common Stocks           Additional       During the          Total
                                                    -------------            Paid-In        Development      Stockholders'
                                               Shares          Amount        Capital           Stage             Equity
                                             ------------    ------------   -----------    ---------------   ---------------

Balance - July 16, 1997                                -     $         -    $        -                       $            -

Issuance of Stock for Cash 7/97                  195,000              20         4,972                  -             4,992

Issuance of Stock for Services 5/98              286,000              29         7,293                  -             7,322

Issuance of Stock for Services 12/98              29,370               3           878                  -               881

Net Loss for Period                                    -               -             -            (45,414)          (45,414)
                                             ------------    ------------   -----------    ---------------   ---------------

Balance - December 31, 1998                      510,370              52        13,143            (45,414)          (32,219)
                                             ------------    ------------   -----------    ---------------   ---------------

Issuance of Stock for Services 8/99              212,730              21         6,361                  -             6,382

Issuance of Stock for Cash  9/99                   1,050               -         1,050                  -             1,050

Net Loss for the Year                                  -               -             -            (19,750)          (19,750)
                                             ------------    ------------   -----------    ---------------   ---------------

Balance - December 31, 1999                      724,150              73        20,554            (65,164)          (44,537)
                                             ------------    ------------   -----------    ---------------   ---------------

Net Loss for the Year                                  -               -             -            (17,163)          (17,163)
                                             ------------    ------------   -----------    ---------------   ---------------

Balance - December 31, 2000                      724,150              73        20,554            (82,327)          (61,700)

Issuance of Stock for Services 1/01               62,384               6         1,866                  -             1,872

Net Loss for the Year                                  -               -             -            (10,691)          (10,691)
                                             ------------    ------------   -----------    ---------------   ---------------

Balance - December 31, 2001                      786,534              79        22,420            (93,018)          (70,519)
                                             ------------    ------------   -----------    ---------------   ---------------

Net Loss for the Year                                  -               -             -             (7,245)           (7,245)
                                             ------------    ------------   -----------    ---------------   ---------------

Balance - December 31, 2002                      786,534              79        22,420           (100,263)          (77,764)
                                             ------------    ------------   -----------    ---------------   ---------------

Net Loss for the Period                                -               -             -             (4,410)           (4,410)
                                             ------------    ------------   -----------    ---------------   ---------------

Balance - September 30, 2003                     786,534     $        79    $   22,420     $     (104,673)   $      (82,174)
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

Results of Operations for the Quarter Ended September 30, 2003
--------------------------------------------------------------

     The Company had no revenues or operations for the quarter. The Company incurred $120 in expenses in the quarter in 2003 compared to $410 in 2002. The Company incurred interest expense of $1,350 and $1,333 in the quarter in 2003 and 2002, respectively. The Company had ($1,470) loss in the quarter in 2003 compared to a ($1,743) loss in the quarter in 2002. There was nominal loss per share in 2003 and in 2002. There can be no assurance that the Company will be able to commence business.

Comparison of Operating Results for the Nine Month Period Ended September 30,
----------------------------------------------------------------------------
2003 and September 30, 2002
---------------------------

     The Company had no revenues for the period in 2003 or 2002. The Company incurred $360 in expenses in the nine months in 2003 and incurred $1,230 in expenses in 2002 in the same period. The Company accrued interest expense of $4,050 and $2,733 in the nine month period in 2003 and 2002, respectively. The Company had ($4,410) loss in 2003 compared to a loss of ($3,963) in 2002 in the period. The loss per share in the period was nominal in 2003 and in 2002.


Liquidity and Capital Resources
-------------------------------

     At September 30, 2003, the Company had no cash and no other liquid assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $82,174, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

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