Form 10KSB
period 2003-12-31
LIFE USA INC
filed 2004-09-24
CIK 1235096

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2003


                             Commission File Number
                             ----------------------
                                    000-50294


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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

$0.0001 Par Value Common Stock
-----------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2003. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0 (based on a market value of $0.0001 per share on December 31, 2003)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.0001 par value common stock, its only class of equity securities, as of December 31, 2003 was: 786,534.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                        10
     Item 3.   Legal Proceedings                                              10
     Item 4.   Submission of Matters to a Vote of Security Holders            10


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       11
     Item 6.   Management's Discussion and Analysis or Plan of Operation      12
     Item 7.   Financial Statements                                           14
     Item 8. Changes in and Disagreements With Accountants on Accounting 14 and Financial Disclosure
     Item 8a.  Controls and Procedures                                        15


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              15
     Item 10.  Executive Compensation                                         16
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 19
     Item 12.  Certain Relationships and Related Transactions                 20
     Item 13.  Exhibits and Reports on Form 8-K                               21
     Item 14.  Principal Accountant Fees and Services                         22

SIGNATURES                                                                    23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company status to date is as follows:

1.   No revenue was generated in 2003, or in 2002 or to date for the Company.

2.   The Company has no cash or assets.

3.   The Company has no employees.

4.   The Company neither owns nor leases real estate.

5.   The Company has a working capital deficit.

6. The Company has accumulated deficit of ($107,294) as of December 31, 2003, and a working capital deficit of ($85,000) approximately as of December 31, 2003.

7. Auditors for the Company have raised substantial doubt that the Company will have the ability to continue as a going concern.

8. The Company has no products, inventory or business operations as of any type.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of approximately ($84,000) at December 31, 2003. The Company has no current assets and no other assets at December 31, 2003.

The Company is unable to carry out its plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business plan or whether it will incur future operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source. The Company has not required cash for operations in 2003 to date. The Company does not have any way to pay its current bills, from cash flow (of which it has none) or otherwise through loans.

The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time.

Company History
---------------

Life USA, Inc. (the "Company") was originally incorporated in Colorado in January, 1997. The original name of the Company was Lifeline USA, Inc. Articles of Amendment the Articles of Incorporation were filed on January 16, 1997 changing the Company name to Life USA, Inc. To solve an administrative dissolution it reincorporated in 2002. An administrative dissolution is an action taken by the Secretary of State to cancel it as a corporation due to failure to file an annual report and pay an annual fee. The Company shareholders approved incorporation of Life USA, Inc. again in 2001, and then the directors acting as trustees entered into a merger of the old Life USA, Inc. with the reincorporated Life USA, Inc. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

In 2001 the Company entered into a Share Exchange Agreement with World Health Management, Inc. shareholders ("World Health") in which the Company exchanged 58,384 shares to shareholders of World Health for the control of World Health, which was liquidated.

The Company is planning to market herbal, vitamin and fiber nutritional supplements if and when it achieves funding. These products are to be targeted at two distinctive geographic segments: the far eastern and Pacific Rim market and the North American market. The Company's fiscal year end is December 31.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business activities. Shareholder Mark Urich and his company, Rocky Mountain Financial, Inc., have advanced $34,216 to the Company as a demand note bearing interest at 8% without any specific terms as to repayment. C.K. Swanson loaned the Company $26,100 at 8% interest due on demand. Cameron Parker loaned the company $15,080 at 8% interest due on demand.

The Company currently has very limited operations and is NOT attempting sales. The Company had limited test operations in 1997-1998 but has none as of date hereof. The company has no full-time employees and owns no real estate. The Company has spent most of its efforts to develop its website to target purchasers of herbal, vitamin and fiber food supplements, to locate and negotiate supplier relationships to design packaging, retailing promos, and run test markets.

The Company designed its website and modified it several times to attempt to attract customers. The Company has spent approximately $1,000 on website development and modifications since January 2001. The Company had a supplier relationship under which it obtained vitamin products in 1998-1999 but has since terminated that relationship since it has not been marketing products and it had its own labels designed and applied to test product sales.

The Company spent about $15,000 in this effort prior to January 2001 but only about $1,500 since then. The Company ran a test market in a retail nutraceutical shop in Englewood, Colorado in 1998-1999, and spent approximately $5,000 on advertising, shelf talkers and brochures prior to January 1, 2001 but no monies since January 1, 2001. The results of such test marketing may be of little or no use at this date. There was no outcome to the test marketing except the conclusion that expending marketing monies for eye catching shelf "talkers" and displays was an acceptable way to generate some new product sales.

                                    BUSINESS

Plan of Operations
------------------

The Company intends to commence its operational phase to begin marketing nutritional products within six months, if and only if, it is able to raise at least $100,000 in capital. The Company has developed a budget for its operations for the next year if it receives funding, which it may never receive. The Company has established milestones in its plan of operations which may not be achieved, or even if achieved, may not result in successful business operations.

The test marketing conclusion by the Company was that: a) Unique labels and bottle shapes attracted customers to a new product; and b) "Shelf talkers" draw attention to a new product being introduced. No conclusions beyond this could be drawn by management.

In 1997-98 the Company conducted limited test marketing of products supplied by an outside source with triangular bottles and "shelf talkers" in a limited number of retail outlets. The Company was in the process of testing product presentation concepts. This test marketing may have no value due to the passage of time, and the many entries of competitors into this market. The Company website is www.lifeusa.com.

Milestones
----------
Other than test marketing and initial website design, the Company has not achieved any milestones in its business plan.

Capital Raising
---------------
The Company intends to attempt to raise an initial $100,000 in capital followed in approximately four months with an additional $250,000.

Product Commitments
-------------------
Contracts   or  ordering   and  supply   arrangements   with   wholesalers   and
manufacturer -  None at this time.

Marketing
---------
If it achieves funding, (which it may never obtain), the Company marketing plan includes the following steps:

     Advertising - design and implementation of advertising for the initial products.

     Store Placement - the Company will seek arrangements to place products in retail stores.

     Online - the Company will update and refine its website prior to commencement of marketing.

     Labeling - the Company will complete its label design prior to marketing.

     Product Expansion - additional of product lines.

The Budget
----------

The Company has formulated a budget for its operational plan for the next twelve months assuming it achieves funding for its business plan, which it may never obtain. The budget is as yet unfunded and the Company will have to achieve either loans or private placements of stock, or both, to achieve funding. The Company has no commitments whatsoever for any loans or private placements. The Company does not plan to even attempt to raise any monies for operations until it clears SEC comments on its Form 10-SB.


                                     BUDGET

General and Administrative                              $ 65,000
Marketing
        Advertising                                     $100,000
        Store Placement                                 $ 40,000
        Online                                          $ 20,000
        Labeling                                        $ 15,000
Consulting, Legal, Accounting                           $ 30,000
Product and inventory                                   $ 80,000
                                                        --------
Total                                                   $350,000

If the Company fails to achieve the funding of $350,000 then it will certainly have insufficient funding to achieve enough of the milestones to reach any significant product sales. This could easily result in the failure of the Company business. If the Company achieves part of the funding but not all, it will be unable to fund its budget to try to achieve milestones in the plan. If the Company achieves its milestones there is no assurance it can expand sales or operate profitably. If the Company achieves its milestones it may well need significant additional capital in order to continue to operate or to be competitive enough with other marketers to remain in business by operating on at least a break even basis.


                                MILESTONE CHART

Capital Raising
        $100,000                                        3 months*
        $250,000                                        6 months*

Product                                                 3 months*

(Note:  No product contracts will be negotiated (1) until funding is obtained.)

Marketing
        Labeling                                        3 months*
        Advertising                                     3-6 months*
        Store Placement                                 6 months*
        Online                                          3 months*

Product Expansion                                       9 months*

(i.e. - additional products to be marketed) (1)

International Market Expansion                          18 months*

*Assumes it achieves funding for operations, which it may never obtain.
(1) The inventory item and the advertising item of the proposed budget above will be impacted by these activities.

The Company has not reached any of these milestones. The milestones are cumulative and codependent on other milestones. The failure of the Company to achieve any milestone will probably result in unsuccessful operations, since the subsequent milestones are dependent to a great degree, or completely, on the success of the other prior milestones.

Glossary
--------

These are standard terms in the nutritional supplement industry.

     o The term chelation is derived from the Greek noun Chele, a pincer-like claw as that of a crab. It describes the union between a metal molecule and the agents that grip it in a protective shield which releases the mineral at the ideal time for optimum absorption.

     o    The term i.u.  is a standard  not only in the  nutritional  supplement
          industry  but  in  the  larger   chemical   segment.   It  stands  for
          international units which is a standard form of measurement.

     o Food based compatible is a descriptive term meaning natural and not chemical.

     o The term micro-crystalline cellulose is a natural bonding agent used to bond the nutrients to the carrier and magnesium stearate is the filler used. The significance of these ingredients is that they are both naturally processed by the human body.

     o The term neutriceuticals is a term used to describe all supplements whether minerals, vitamins or other.

Proposed Product Marketing
--------------------------

Life USA, Inc. has developed a merchandising program to distinguish its products from other products on the retailer's shelves and make them stand out in direct marketer catalogs. Initially, the Company plans to use a standard round bottom bottle with brightly colored labels containing its unique corporate identity. Later, the Company plans to use a triangular shaped high-impact plastic bottle that sports a tamper proof brightly colored replaceable cap. The graphics on the bottles, the display organizers, and the shelf talkers are designed so that the products will not only be noticed, but read, compared and purchased.

Proposed Products
-----------------

The Company is not currently selling products.

o Planned products: Multi-Vitamin, a Chelated multiple vitamin with two-a-day dosage delivered in a 60 tablet bottle; Vitamin-E, a 400 i.u. supplement delivered in a 60 capsule bottle; Vitamin-C, a 1000 MG supplement delivered in a 60 tablet bottle; Calcium, a 150 MG Chelated supplement delivered in a 60 tablet bottle; B+Complex, a Meth-Choline, vitamin B complex supplement delivered in a 60 capsule bottle; Zinc, a 10 MG, Chelated supplement delivered in a 60 tablet bottle; Selenium, a 200 MCG/100 i.u., Chelated supplement delivered in a 60 tablet bottle; Ginseng, an energy supplement delivered in a 60 capsule bottle. None of these products are Brand names, but are the stock "private label" products readily available from multiple wholesale or manufacturer sources.

The Company has no inventory at this time.

Life USA, Product Supplier:  None.
------------------------------------

The Company intends to order the products in quantities of a gross, prelabeled, as it begins marketing. While it intends to maintain a small inventory, the Company does not intend to hold large product inventories. There are no contracts at this time with any manufacturer or wholesaler.

Target Market:
-------------

The target audience is the aging baby-boomer generation, conveniently packaged in two distinct geographic segments: the far eastern and Pacific Rim market, and the North American market. The Orient and the Pacific Rim countries are targets for the Company's product line.

One objective is to become an operator of an online market for private label nutritional supplements. To accomplish this the Company will endeavor to provide:

-    quality products at competitive prices; and
-    efficient service.

The Life USA Web Site
---------------------

Through the development of its online site for private label nutritional supplements, the Company's objective is to apply Internet tools to improve efficiency of sales. The Company's initial marketing efforts will be to make available private label nutritional supplements to consumers.

The web site is currently functional and may enable the Company to carry out the sales business, when commenced, on a limited scale of up to 10 orders a day. Thereafter, if orders were to increase, an arrangement would need to be made with an "order fulfillment contractor" and no such arrangements have been made. The Company is not taking orders on line, nor promoting its web site at this time.

The Company intends to also generate revenues from services such as banner ads, sponsored newsletters and discussion forums, and virtual trade shows.

Through the Company's existing web site it can but is not offering nutritional supplements, vitamins and natural products to consumers. It would take 2 weeks to deliver an order made online, if orders were to be taken.

Marketing and Sales Plans and Promotions
----------------------------------------

The Company has designed a merchandising program, including web site banners, a merchandising box containing product samples, and shelf-talkers for the retail health food store segment. A "shelf-talker" is a point of purchase advertising mechanism used to draw attention to particular products on the shelf of a retail store. It may be a coupon dispenser, and various designs having blinking lights or scrolling messages on LCD displays.

The  Company  intends  to target the  Asian  market via the internet.

The Company intends to offer exclusive marketing rights to the retail stores without allowing the chains and department stores to compete with them and undersell them. The Company intends to establish retail partners and support them.

For Marketing the Company plans to:

- Publish a monthly newsletter to inform the re-sellers of benefits to the consumer and the re-seller, and introduce new products and sales aids.

-    Publish  an   informative   catalog  in  several   languages  to  open  the
     international market.

- Conduct a sampling program with stores and health clubs to create brand recognition.

- Create a press kit, and send with press releases and advertorials to industry and general news publications.

- Design and construct a unique trade show exhibit, and attend the industry's major trade shows including: Expo West (California), Expo East (Maryland) and NNFA (Las Vegas), as well as a major annual trade show held in Taipei.

- Attend the regional trade shows including: NNFA Seattle, NNFA Florida, NNFA Texas and NNFA Chicago.

- Purchase a software package to capture and maintain an accurate, up-to-date customer data base, for use in ongoing marketing and customer retention efforts.

     The budget for marketing on page 6 includes the costs of these items.

Life USA intends to market its products through a systematic and demographically targeted method of combining four marketing channels. The final marketing mix will be based on the test performance of the various marketing channels outlined below.

Wholesale international marketing to health food stores and retail outlets will be the planned first line of market penetration. The Company has contacted representatives who presently have contacts in Asia and the Pacific Rim countries, which is an area where the Company will begin to promote its marketing efforts. The Company has no contracts with any of such persons or their contacts. Concurrently, the Company plans to expand its efforts to promote its on-line marketing in the United States.

Direct catalog marketing to consumers may begin in late 2004. This marketing method is expected to generate higher sales, but it may also generate market awareness in the process. This method carries with it the expense of a catalog, mailing and continual testing, so the Company will continually explore catalog opportunities in cooperation with business partners in order to increase its margins.

The Company intends to use a variety of programs to stimulate demand for products, including media advertising and coupons, contract telesales and advertising.

Advertising
-----------

In addition to traditional advertising, the Company intends to use online sales and marketing techniques to increase brand recognition and direct traffic to its website. These include purchasing banner advertising on search engine Web sites and Internet directories and direct links from healthcare home pages.

Proposed Customer Service and Support
-------------------------------------

The Company believes that it may establish and maintain long-term relationships with customers and encourage repeat visits if, among other things, it has adequate customer support and service. The Company intends to offer online information regarding products and services. Customers who do not wish to enter their credit card numbers through the Web sites also may use the toll free line for purchases. The Company may contract with an as yet undetermined provider of teleservices and order fulfillment.

Warehousing and Fulfillment
----------------------------

The Company does not intend to fulfill any orders if it ever develops any sales. Products may be sent either directly by manufacturer or wholesaler to buyer for catalog or online sales.

Technology and Security
-----------------------

The Company contracts on a month to month basis with a Web site provider. The Company has spent $1,200 on its website in 2002-2003.

The Company cannot assure that the security mechanisms will prevent security breaches or service breakdowns. Despite the network security measures the servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such a description could lead to interruptions or delays in service, loss of data, or inability to accept and fulfill customer orders. Any of these events would materially hurt the Company's business, results of operations and financial condition.

Competition
-----------

The nutraceutical market is intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new sales efforts at relatively low cost. In addition, the industry is intensely competitive. Management believes that the critical success factors for companies seeking to sell nutraceutical products includes the following:

-    breadth and depth of product offerings;

-    brand recognition; and

-    marketing.

If it commences business, the Company will compete with traditional suppliers and distributors, retail stores, grocery chains and online sellers of the same or competitive products. These traditional wholesalers and distributors usually have established locations offering similar products.

Competitive pressures created by any current or future competitors, or by competitors collectively, could materially hurt the Company's business. Management believes that the principal competitive factors in the market are and will be:

- brand recognition
- selection
- convenience
- reliability and speed of fulfillment
- price
- quality

If the Company commences business all potential competitors have longer operating histories and larger customer bases than the Company. In addition, potential competitors have greater brand recognition and significantly greater financial, marketing and other resources. In addition, as more people use the Internet and other online services, certain larger, well established and well financed entities form joint ventures with online competitors or suppliers which may be able to:

-    secure merchandise from vendors on more favorable terms;

-    devote greater resources to marketing and promotional campaigns; and

-    adopt more aggressive pricing or inventory availability policies.

Future Acquisition Plans
------------------------

The Company has no current plans to make any future acquisitions or to be acquired nor to actively look for a company to acquire.

Proprietary Rights
------------------

The Company has no formal proprietary rights at this date. In the future proprietary rights may be important to success and competitive position. To protect proprietary rights, the Company may rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers.

Employees
---------

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees until it has funding and commences operations, if it ever does. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers. See "Executive Compensation" and under "Certain Relationships and Related Transactions."


ITEM 2. DESCRIPTION OF PROPERTIES.

Administrative Offices
----------------------

The Company currently maintains a mailing address at 1020 W. Timbervale Trail, Highlands Ranch, CO 80129 which is the mailing address of its President, Kelly Kendall. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     (a) During the fiscal year ended December 31, 2003, the Common Shares were not traded in any venue or market, and there is no active market for the Common Shares at this time.


                      2003 FISCAL YEAR (1/1/03 TO 12/31/03)

                                  High                      Low
                                  ----                      ---
1st Quarter                       No quotes                 No quotes
2nd Quarter                       No quotes                 No quotes
3rd Quarter                       No quotes                 No quotes
4th Quarter                       No quotes                 No quotes

There currently is no public market for Life USA's common stock in the pink sheets, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until Life USA's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Life USA's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Life USA's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

     (b) As of December 31, 2003, there were 23 shareholders of record of the Registrant's common stock.

     (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

         Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-KSB contains forward-looking statements. The presentation of future aspects of Life USA, Inc., ("Life USA, Inc." the "Company" or "Issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Comparison of Operating Results for the Year Ended December 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

The Company had no revenues for the year in 2003 or 2002. The Company incurred $1,000 in expenses in the twelve months in 2003 and incurred $1,845 in expenses in 2002 in the same period. The Company accrued interest expense of $6,031 and $5,400 in the twelve month period in 2003 and 2002, respectively. The Company had ($7,031) loss in 2003 compared to a loss of ($7,245) in 2002. The loss per share in the period was nominal in 2003 and in 2002.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003, the Company had no cash and no other liquid assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

When the Company recommences operation, lack of existing capital may be a sufficient impediment to prevent its continuation. If operations are commenced the Company's needs for additional financing is likely to increase substantially.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

The Company will need to raise additional funds to expand its business activities in the next twelve months.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $86,000, all of which is current, $1,633 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $350,000.


ITEM 7. FINANCIAL STATEMENTS.

The response to this item is submitted as a separate section of this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No  principal  independent   accountant  resigned  (or  declined  to  stand  for
re-election) or was dismissed during the Company's two most recent fiscal years or any later interim period.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following individuals are the Company's directors and executive officers:

Name                           Position Held                      Tenure
--------------------------------------------------------------------------------
Kelly Kendall              President and Director             Since 2002
Wesley F. Whiting          Secretary, Treasurer & Director    Since 2003
Leland E. Watson, II       Director                           Since 2003

Background information about each director and executive officer is as follows:

Kelly Kendall, age 29, President and Director of the Company since 2002. Mr. Kendall received a B.S. in Business Management in 1999 from University of Phoenix. From 1993-1996 he was in the U.S. Marine Corps. In 1998-1999 he was President of A Musician's Touch, Inc. which attempted to start an internet music marketing service. In 2001-2002 he was President of eMotion Records, Inc. which was formed to market Mr. Kendall's keyboard music as custom music for multimedia productions. A subsidiary of eMotion was A.N.A. Soundscapes, which was to be a music producer for multimedia for other musicians. Mr. Kendall filed a personal bankruptcy in 1999. Mr. Kendall was employed by Comp USA as Service Center Manager in 1999-2000. Comp USA is a computer retailer. In 2000-2001 he was an account executive for Sapphire Technology, a software seller. Mr. Kelly was Chief Operating Officer of TheFinancialNetwork.com from early 2003 until February 2004.

Wesley Whiting, age 71, Secretary, Treasurer and Director of the Company since 2003. Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88), an oil and gas exploration company, and President, vice president, and director of NELX, Inc. (1994-1998), engaged in real estate development and attempts at technology development, and was vice president and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998), an oil and gas exploration company. He was a director of Kimbell deCar Corporation (1998 until 2000) and he has been President and a director of Dynadapt System, Inc. since 1998, a company in reorganization without business. Dynadapt attempted to develop web site software solutions and is inactive. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Acquisition Lending, Inc. (2000 to date), both of which are private holding companies for stock investments. He was director and Vice President of Utilitec, Inc, 1999 to 2003. It sought to be an environmental remediation business. He was president of Premium Enterprises, Inc. October, 2002 to December 30, 2002 and was a director of Premium Enterprises, Inc. from October 2002 to June 2003. Premium Enterprises is engaged in the "text to multimedia conversion" business. He has been President and Director of Fayber Group, Inc. since 2003, which is dormant.

Leland E. Watson, II, age 55, Director of the Company since 2003. Mr. Watson was President and a Director of Goaltimer International, Inc. since inception until 2002. He has been Marketing Manager of National Printing & Packaging (Direct Marketing Division) in Denver, Colorado from September 2000 to the present. He was senior Account Executive at EAGLEDIRECT.COM (Division of Master Graphics) in Denver, Colorado from October 1997 to September 2000. He was an Account Executive, Writer and Marketing Manager of Print 20/20 in Denver, Colorado from February 1997 to October 1997. He was a Sales Manager for Oran V. Siler Printing Co. in Denver, Colorado from July 1996 to February 1997. His education is an associate degree in Graphic Arts and in Business Management. Mr. Watson was appointed a director of Registrant in August 2003. Mr. Watson has been an officer of TheFinancialNetwork.com since 2003.

Management will devote part time to the operations of the Company up to 5 hours per week.

As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

COMPLIANCE  WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, the following persons were required to file forms pursuant to Section 16(a):

Name                                    Form Filed                      Date
--------------------------------------------------------------------------------
Kelly Kendall                                   3                       7/22/03
Wesley F. Whiting                               3                       7/22/03
Leland E. Watson, II                            None                    N/A
Rocky Mountain Financial Network, Inc.          3                       7/22/03
Mark Urich                                      3                       7/22/03
Clarence K. Swanson and Donna A. Swanson        3                       7/22/03
Gottlieb Besler                                 3                       7/22/03

There are no family relationships among the members of the Board of Directors and Management.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2003, for each officer and director.

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation                         Awards
-----------------------------------------------------------------------------------------------------------------------
Name and Principal       Year         Salary ($)     Bonus ($)    Other Annual            Restricted Stock     Securities
Position                                                          Compensation ($)        Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
-----------------------------------------------------------------------------------------------------------------------
Kelly Kendall,           2001         0              0            0                       0                    0
President and            2002         0              0            0                       0                    0
Director                 2003         0              0            0                       0                    0
-----------------------------------------------------------------------------------------------------------------------
Wesley F. Whiting        2001         0              0            0                       0                    0
Secretary/Treasurer,     2002         0              0            0                       0                    0
and Director             2003         0              0            0                       0                    0
-----------------------------------------------------------------------------------------------------------------------
All Officers             2001         0              0            0                       0                    0
as a group (2)           2002         0              0            0                       0                    0
                         2003         0              0            0                       0                    0


Directors' Compensation
-----------------------

                             Directors' Compensation
                           through December 31, 2003
                             -----------------------
Name                       Annual  Meeting  Consulting      Number   Number of
                         Retainer  Fees     Fees/Other      of       Securities
                           Fee ($) ($)      Fees ($)        Shares   Underlying
                                                            (#)      Options
                                                                     SARs (#)
--------------------------------------------------------------------------------
A. Director                 0        0          0            0           0
Kelly Kendall

B. Director
Wesley F. Whiting           0        0          0            0           0

C. Director
Leland E. Watson, II        0        0          0            0           0
--------------------------------------------------------------------------------

Audit Committee
---------------

The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has bee hired because the company is to small to afford such expense.

Code of Ethics
--------------

The Company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
--------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because all directors participate in the consideration of director nominees and the board is so small.

     (3) Each of the members of the Board which acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders;

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations; should provide a completed Directors Questionnaire to the company

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.


SHAREHOLDERS/BENEFICIAL                         NUMBER OF SHARES       OWNERSHIP
OWNERS                                                                PERCENTAGE
--------------------------------------------------------------------------------
Kelly Kendall, President and Director                0                    0%
1020 W. Timbervale Trail
Highlands Ranch, CO 80129

Wesley F. Whiting, Secretary                         0                    0%
Treasurer and Director
10200 W. 44th Ave., #200E
Wheat Ridge, CO 80033

Leland E. Watson, II, Director                       0                    0%
231 W. Jamison Circle # 5
Littleton, CO 80120

Mark Urich   (1)                               308,500                 38.7%
8385 S. Cobblestone
Highlands Ranch, CO 80126

Rocky Mountain Financial Network, Inc. (2)     200,000                 25.4%
4600 S. Syracuse #900
Denver, CO 80237

Clarence K. Swanson                            195,000                 24.7%
Donna A. Swanson, JTWRPS
Rt. 3, Box 49
McCook, NE 69001

Besler Gottlieb                                100,000                 12.7%
637 Valencie Drive
Boulder City, NV 89005

Kjell Tornblom                                  50,000                  6.35%
Bjornholm 668
28040 Skanes Fagerhult, SWEDEN

All directors and executive                          0                    0%
officers as a group (3 persons)

(1) Includes 200,000 shares owned by Rocky Mountain Financial Network, LLC of which Mr. Urich is a principal.

(2) beneficially Mark Urich

Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

A shareholder, Mark Urich, advanced approximately $66,000 to the Company over the years. The advance bears no interest, is due on demand and has no other specific terms.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

     (1)  Financial Statements.

          Independent Auditors' report

          Balance Sheets at December 31, 2003 and 2002.

          Statements of Operations for the years ended December 31, 2003 and 2002.

          Statements of Cash Flows for the years ended December 31, 2003 and 2002.

          Statements of Stockholders' Equity for the years ended December 31, 2003 and 2002.

          Notes to Financial Statements at December 31, 2003 and 2002.


(b)  Reports on Form 8-K:
     --------------------

The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.


(c) Exhibits:

          3.1  Articles of Incorporation*

          3.2 Articles of Amendment to Articles of Incorporation of Lifeline USA, Inc. - Name Change*

          3.3 Articles of Amendment to the Articles of Incorporation of Life USA, Inc. - Stock Change*

          3.4 Articles of Amendment to the Articles of Incorporation of Life USA, Inc. - Stock Change*

          3.5  Amended Bylaws**

          31   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

          32 CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

*Incorporated by reference in the Form 10SB12G filing on May 27, 2003, file number 000-50294.

**Incorporated by reference in the Form 10SB12G/A No. 2 filing on November 12, 2003, file number 000-50294.

          There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

Audit Fees. MJC billed the Company $3,250 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC billed the Company $2,500 for the 2002 audit and $2,500 for the 2003 Audit.

There were no audit related fees in 2003 or 2002. There were no tax fees or other fees in 2003 or 2002 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2002.

All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIFE USA, INC.

Date: September 23, 2004

/s/Kelly Kendall
----------------------
Kelly Kendall, President
and Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 23, 2004

/s/Kelly Kendall
-----------------------
Kelly Kendall, Director

Date: September 23, 2004

/s/Wesley F. Whiting
------------------
Wesley F. Whiting, Director

Date: September 23, 2004

/s/Leland E. Watson, II
-----------------------
Leland E. Watson, II, Director

                               FINANCIAL STATEMENT
                                TABLE OF CONTENTS
                               For the Years Ended
                           December 31, 2003 and 2002




                                                             PAGE
                                                            -------

INDEPENDENT AUDITOR'S REPORT.............................     F-1

BALANCE SHEETS...........................................     F-2

STATEMENT OF OPERATIONS ...................................   F-3

STATEMENT OF CASH FLOWS...................................    F-4

STOCKHOLDERS' EQUITY (DEFICIT)............................    F-5

NOTES TO FINANCIAL STATEMENTS..............................   F-6

                                 LIFE USA, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                               For the Years Ended
                           December 31, 2003 and 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Life USA, Inc.
Denver, CO


We have audited the accompanying balance sheets of Life USA, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002, and for the period July 16, 1997 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life USA, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and the period July 16, 1997 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States and PCAOB.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Michael Johnson & Co., LLC
-----------------------------
Michael Johnson & Co., LLC
Denver, Colorado
June 21, 2004


                                 LIFE USA, INC.
                        (A Developmental Stage Company)
                                 Balance Sheets
                        For the Year Ended December 31,

                                                                                       2003                      2002
                                                                                   --------------            --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                              $       1,633             $       2,633
                                                                                   --------------            --------------

          Total Other Assets                                                               1,633                     2,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                       $       1,633             $       2,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                              $       5,002             $       3,887
     Accrued Expenses                                                                          -                     1,114
     Note Payable - Related Parties                                                       81,426                    75,396
                                                                                   --------------            --------------

          Total Current Liabilities                                                       86,428                    80,397
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2003 and 2002
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (107,294)                 (100,263)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (84,795)                  (77,764)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       1,633             $       2,633
                                                                                   ==============            ==============









   The accompanying notes are an integral part of these financial statements.

                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations
                          For Years Ended December 31,

                                                                                                  July 16, 1997
                                                                   December 31,                  (Inception) to
                                                         ----------------------------------
                                                             2003                2002            December 31,2003
                                                         --------------      --------------      ----------------
REVENUES

   Miscellaneous Revenue                                 $           -       $           -       $           528
                                                         --------------      --------------      ----------------

                                                                     -                   -                   528
                                                         --------------      --------------      ----------------
Total Income

EXPENSES
     Operating Expenses                                          1,000               1,528                72,076
     Office Expenses                                                 -                 206                17,615
     Bank Charges                                                    -                 111                   211
                                                         --------------      --------------      ----------------

Total Operating Expenses                                         1,000               1,845                89,902
                                                         --------------      --------------      ----------------

Other Income and Expenses
     Interest Income                                                 -                   -                     5
     Interest Expense                                           (6,031)             (5,400)              (17,925)
                                                         --------------      --------------      ----------------

Net Other Income (Expense)                                      (6,031)             (5,400)              (17,920)
                                                         --------------      --------------      ----------------

Net Loss from Operations                                 $      (7,031)      $      (7,245)      $      (107,294)
                                                         ==============      ==============      ================

Per Share Information
Profit (Loss) per common share                                  (*)                 (*)
                                                         ==============      ==============

Weighted average number of shares outstanding                  786,534             786,534
                                                         ==============      ==============



* Less than $.01















   The accompanying notes are an integral part of these financial statements.


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                          For Year Ended December 31,
                         Indirect Method July 16, 1997
                                                                                      Year Ended                  (Inception) to
                                                                                     December 31,                 December 31,
                                                                               2003              2002                 2003
                                                                           -------------      ------------       ----------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $     (7,031)      $    (7,245)       $      (100,263)
          Stock issued for services                                                   -                 -                 16,457
          Amortization                                                            1,000               480                  1,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Decrease in Inventory                                                            -               320                      -
     Decrease in Accounts Receivable                                                  -               206                      -
     Increase (Decrease) in Accounts Payable                                      1,115                (1)                 3,887
     Increase (Decrease) in Accrued Expenses                                     (1,114)               (1)                 1,114
                                                                           -------------      ------------       ----------------

Net Cash Used for Operating Activities                                           (6,030)           (6,241)               (77,608)
                                                                           -------------      ------------       ----------------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                               -                 -                 (3,830)
                                                                           -------------      ------------       ----------------

Net Cash from Investing Activities                                                    -                 -                 (3,830)
                                                                           -------------      ------------       ----------------

Cash Flows from Financing Activities
     Proceeds for Notes                                                           6,030             5,934                 75,396
     Proceeds from stock issuance                                                     -                 -                  6,042
                                                                           -------------      ------------       ----------------

Net Cash from Financing Activities                                                6,030             5,934                 81,438
                                                                           -------------      ------------       ----------------

Increase (Decrease) in Cash                                                           -              (307)                     -

Cash and Cash Equivalents - Beginning of Period                                       -               307                      -
                                                                           -------------      ------------       ----------------

Cash and Cash Equivalents - End of Period                                  $          -       $         -        $             -
                                                                           =============      ============       ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                           $          -       $         -        $             -
                                                                           =============      ============       ================
  Cash paid for income taxes                                               $          -       $         -        $             -
                                                                           =============      ============       ================

NON-CASH TRANSACTIONS
  Stock issued for services                                                $          -       $         -        $        16,457
                                                                           =============      ============       ================






   The accompanying notes are an integral part of these financial statements.


                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2003
                                                                                              Deficit
                                                                                            Accumulated
                                                    Common Stocks            Additional      During the          Total
                                                   ---------------            Paid-In         Development    Stockholders'
                                                Shares          Amount        Capital          Stage            Equity
                                              -----------     -----------    -----------    -------------    --------------

Balance - July 16, 1997                                -      $        -     $        -                      $           -

Issuance of Stock for Cash 7/97                  195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98              286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98              29,370               3            878                -               881

Net Loss for Period                                    -               -              -          (45,414)          (45,414)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 1998                      510,370              52         13,143          (45,414)          (32,219)
                                              -----------     -----------    -----------    -------------    --------------

Issuance of Stock for Services 8/99              212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                   1,050               -          1,050                -             1,050

Net Loss for the Year                                  -               -              -          (19,750)          (19,750)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 1999                      724,150              73         20,554          (65,164)          (44,537)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -          (17,163)          (17,163)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2000                      724,150              73         20,554          (82,327)          (61,700)
                                              -----------     -----------    -----------    -------------    --------------

Issuance of Stock for Services 1/01                4,000               -            120                -               120

Issuance of Stock for Acquisition                 58,384               6          1,746                -             1,752

Net Loss for the Year                                  -               -              -          (10,691)          (10,691)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2001                      786,534              79         22,420          (93,018)          (70,519)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -           (7,245)           (7,245)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2002                      786,534              79         22,420         (100,263)          (77,764)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -           (7,031)           (7,031)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2003                      786,534      $       79     $   22,420     $   (107,294)    $     (84,795)
                                              ===========     ===========    ===========    =============    ==============

   The accompanying notes are an integral part of these financial statements.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003



Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company was incorporated in January 1997, in the state of Colorado and has been in the development stage since it commenced operations on July 16, 1997. It is primarily engaged in creating, developing and causing to be manufactured, herbal, vitamin and fiber supplements. These products are to be targeted at two distinctive geographic segments: the far eastern and Pacific Rim market and the North American market. The Company's fiscal year end is December 31.

Basis of Presentation - Development Stage Company

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder's equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Trademarks:

Trademarks are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding fifteen years). The recoverability of carrying values of intangible assets is evaluated on a recurring basis.

Revenue Recognition:

Revenue from sales of herbal, vitamin and fiber supplements is recognized at the time of sale or when the product is shipped.

Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                  $  107,294
         Valuation allowance                                 (107,294)
                                                           -----------
         Net deferred tax assets                           $        0
                                                           ===========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $107,294 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company was 1,000,000 shares of common stock at $.01 par value. On February 26, 2003, the shareholders authorized a change to issue 100,000,000 shares of common stock at a new par value of $.0001. During the period ended December 31, 2003, the Company issued no shares of common stock.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003



Note 4 - Segment Information

Life USA, Inc. operates primarily in a single operating segment, the development and manufacture of herbal, vitamins and fiber supplements.

Note 5 - Going Concern

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $84,795.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. Management's plan is to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities or to acquire a profitable business.

Note 6 - Notes Payable - Related Parties:

Notes payable as of December 31, 2003:

         Note payable to Cameron Parker for payment of company
         expenses, incurring interest at 8%, due upon demand.          $14,886

         Notes payable to C.K. Swanson for payment of company
         expenses, incurring interest at 8%, due upon demand.           28,188

         Note payable to Mark Urich for payment of company
         expenses, incurring interest at 8%, due upon demand.           13,787

         Note payable to Rocky Mountain Financial for payment
         of company expenses, incurring interest at 8%, due
         upon demand.                                                   24,565
                                                                       --------

                                    Total Notes Payable                $81,426
                                                                       ========

In 2001, the Company borrowed $12,766 from Mark Urich, President of the Company and the principal shareholder of the Company bearing interest at 8% per annum. The Company also borrowed $21,450 from Rocky Mountain Financial of which Mark Urich is the principal shareholder bearing interest at 8% per annum. All note holders are considered to be related parties.