Form 10QSB
period 2004-03-31
LIFE USA INC
filed 2004-09-27
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
March 31, 2004                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                            80219
--------------------------------------------------                       -----
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

                           Yes           No  X
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   786,534 common shares as of March 31, 2004

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

     The financial statements have been prepared by Life USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-KSB.

                                 LIFE USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                    FOR THE THREE-MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                             AUDITORS' REVIEW REPORT



Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003 and the period July 16, 1997 (inception) to March 31, 2004 and cash flows and stockholders' equity for the three-months ended March 31, 2004 and 2003 and for July 16, 1997 (Inception) to March 31, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States and the standards of the PCAOB.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated June 21, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Johnson & Co., LLC
-----------------------------
Michael Johnson & Co., LLC
Denver, CO
July 2, 2004


                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)

                                                                                      March 31,                December 31,
                                                                                        2004                       2003
                                                                                    --------------           --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                       1,633                    1,633
                                                                                    --------------           --------------

          Total Other Assets                                                                1,633                    1,633
                                                                                    --------------           --------------

TOTAL ASSETS                                                                        $       1,633            $       1,633
                                                                                    ==============           ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                               $       5,002            $       5,002
     Note Payable - Related Parties                                                        82,776                   81,426
                                                                                    --------------           --------------

          Total Current Liabilities                                                        87,778                   86,428
                                                                                    --------------           --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                            79                       79
     786,534 shares issued and outstanding at December 31, 2002 and 2001
     Additional paid-in capital                                                            22,420                   22,420
     Deficit accumulated during the development stage                                    (108,644)                (107,294)
                                                                                    --------------           --------------

TOTAL STOCKHOLDERS' EQUITY                                                                (86,145)                 (84,795)
                                                                                    --------------           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $       1,633            $       1,633
                                                                                    ==============           ==============






                         See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                  (Unaudited)

                                                                                                           July 16, 1997
                                                                        Three-Months Ended                (Inception) to
                                                                           March 31,                         March 31
                                                               -------------------------------------
                                                                    2004                 2003                  2004
                                                               ---------------      ----------------      ----------------
REVENUES

   Miscellaneous Revenue                                       $            -       $             -       $          528
                                                               ---------------      ----------------      ----------------

Total Income                                                                -                     -                  528
                                                               ---------------      ----------------      ----------------

EXPENSES
     Operating Expenses                                                     -                   120               72,076
     Office Expenses                                                        -                     -               17,615
     Bank Charges                                                           -                     -                  211
                                                               ---------------      ----------------      ----------------

Total Operating Expenses                                                    -                   120               89,902
                                                               ---------------      ----------------      ----------------

Other Income and Expenses
     Interest Income                                                        -                     -                    5
     Interest Expense                                                  (1,350)               (1,350)             (19,275)
                                                               ---------------      ----------------      ----------------

Net Other Income (Expense)                                             (1,350)               (1,350)             (19,270)
                                                               ---------------      ----------------      ----------------

Net Loss from Operations                                       $       (1,350)      $        (1,470)      $     (108,644)
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
                                                               ===============      ================


* Less than $.01


                         See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                Indirect Method

                                                                                                                  July 16, 1997
                                                                                 Three-Months Ended              (Inception) to
                                                                                     March 31,                      March 31,
                                                                           -------------------------------
                                                                               2004              2003                 2004
                                                                           -------------      ------------       ----------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $     (1,350)      $    (1,470)       $      (108,644)
          Stock issued for services                                                   -                 -                 16,457
          Amortization                                                                -               120                  1,317
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                          -                 -                  5,002
                                                                           -------------      ------------       ----------------

Net Cash Provided by Operating Activities                                        (1,350)           (1,350)               (85,868)
                                                                           -------------      ------------       ----------------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                               -                 -                 (2,950)
                                                                           -------------      ------------       ----------------

Net Cash from Investing Activities                                                    -                 -                 (2,950)
                                                                           -------------      ------------       ----------------

Cash Flows from Financing Activities
     Proceeds for Notes                                                           1,350             1,350                 82,776
     Proceeds from stock issuance                                                     -                 -                  6,042
                                                                           -------------      ------------       ----------------

Net Cash from (Used by) Financing Activities                                      1,350             1,350                 88,818
                                                                           -------------      ------------       ----------------

Increase (Decrease) in Cash                                                           -                 -                      -

Cash and Cash Equivalents - Beginning of Period                                       -                 -                      -
                                                                           -------------      ------------       ----------------

Cash and Cash Equivalents - End of Period                                  $          -       $         -        $             -
                                                                           =============      ============       ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                           $          -       $         -        $             -
                                                                           =============      ============       ================
  Cash paid for income taxes                                               $          -       $         -        $             -
                                                                           =============      ============       ================

NON-CASH TRANSACTIONS
  Stock issued for services                                                $          -       $         -        $        16,457
                                                                           =============      ============       ================


                         See Accountants' Review Report

                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2004

                                  (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                    Common Stocks            Additional      During the          Total
                                                 -----------------            Paid-In         Development    Stockholders'
                                                Shares          Amount        Capital          Stage            Equity
                                              -----------     -----------    -----------    -------------    --------------

Balance - July 16, 1997                                -      $        -     $        -                      $         $ -

Issuance of Stock for Cash 7/97                  195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98              286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98              29,370               3            878                -               881

Net Loss for Period                                    -               -              -          (45,414)          (45,414)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 1998                      510,370              52         13,143          (45,414)          (32,219)
                                              -----------     -----------    -----------    -------------    --------------

Issuance of Stock for Services 8/99              212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                   1,050               -          1,050                -             1,050

Net Loss for the Year                                  -               -              -          (19,750)          (19,750)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 1999                      724,150              73         20,554          (65,164)          (44,537)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -          (17,163)          (17,163)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2000                      724,150              73         20,554          (82,327)          (61,700)

Issuance of Stock for Services 1/01               62,384               6          1,866                -             1,872

Net Loss for the Year                                  -               -              -          (10,691)          (10,691)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2001                      786,534              79         22,420          (93,018)          (70,519)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -           (7,245)           (7,245)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2002                      786,534              79         22,420         (100,263)          (77,764)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Year                                  -               -              -           (7,031)           (7,031)
                                              -----------     -----------    -----------    -------------    --------------

Balance - December 31, 2003                      786,534              79         22,420         (107,294)          (84,795)
                                              -----------     -----------    -----------    -------------    --------------

Net Loss for the Period                                -               -              -           (1,350)           (1,350)
                                              -----------     -----------    -----------    -------------    --------------

Balance - March 31, 2004                         786,534      $       79     $   22,420     $   (108,644)    $     (86,145)
                                              ===========     ===========    ===========    =============    ==============


                         See Accountants' Review Report

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003 and for the period July 16, 1997 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003 and the for the period July16, 1997 (inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

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

Results of Operations for the Quarter Ended March 31, 2004
--------------------------------------------------------------------------------

     The Company had no revenues or operations for the quarter. The Company incurred no expenses in the quarter in 2004 compared to $120 in expenses in the quarter in 2003. The Company accrued $1,350 and $1,350 in the quarter in interest in 2004 and 2003 respectively. The Company had ($1,350) loss in the quarter in 2004 compared to a ($1,470) loss in the quarter in 2003. There was nominal loss per share in 2004 and in 2003. There can be no assurance that the Company will be able to commence its Business Plan, and the Company is unable to predict the period for which it can conduct operations.

Liquidity and Capital Resources
--------------------------------

     At March 31, 2004, the Company had no in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company can raise capital and have sufficient resources to fund the Company's operations.

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($86,145) at March 31, 2004. The Company has current assets in the amount of $1,633 for a Product Design and Trademark at March 31, 2004.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $86,145, all of which is current, no cash, nominal assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

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


                                           LIFE USA, INC.

Date: September 23, 2004

                                           /s/ Kelly Kendall
                                       by: ------------------------------
                                           Kelly Kendall, President