Form 10QSB
period 2004-09-30
LIFE USA INC
filed 2004-11-10
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
-----------------                                   ----------------------
September 30, 2004                                       000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                            84-142675
--------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                           80219
-------------------------------------------------                       -----
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

                 786,534 common shares as of September 30, 2004

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

                                 LIFE USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                           Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                               Phone: 303-796-0099
                                Fax: 303-796-0137






                             AUDITORS' REVIEW REPORT



Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003 and the period July 16, 1997 (inception) to September 30, 2004 and cash flows and stockholders' equity for the nine-months ended September 30, 2004 and 2003 and for July 16, 1997 (Inception) to September 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated June 21, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans, in regard to these matters, are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
October 28, 2004


                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets



                                                                                   September 30,             December 31,
                                                                                       2004                      2003
                                                                                   --------------            --------------
ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                      1,633                     1,633
                                                                                   --------------            --------------

          Total Other Assets                                                               1,633                     1,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 1,633                   $ 1,633
                                                                                   ==============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 5,002                   $ 5,002
     Note Payable - Related Parties                                                       85,476                    81,426
                                                                                   --------------            --------------
          Total Current Liabilities                                                       90,478                    86,428
                                                                                   --------------            --------------
Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2003, and
     September 30, 2004
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (111,344)                 (107,294)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (88,845)                  (84,795)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,633                   $ 1,633
                                                                                   ==============            ==============



                         See Accountants' Review Report



                                         LIFE USA, INC.
                                 (A Development Stage Company)
                                    Statements of Operations



                                                                                                                     July 16, 1997
                                                      Three-Months Ended               Nine-Months Ended            (Inception) to
                                                          September 30,                   September 30,              September 30,
                                                    2004              2003           2004              2003               2004
                                                 ------------      ------------   ------------      ------------     ---------------
REVENUES

   Miscellaneous Revenue                                 $ -               $ -            $ -               $ -               $ 528
                                                 ------------      ------------   ------------      ------------     ---------------
Total Income                                               -                 -              -                 -                 528
                                                 ------------      ------------   ------------      ------------     ---------------
EXPENSES
     Operating Expenses                                    -               120              -               360              72,076
     Office Expenses                                       -                 -              -                 -              17,615
     Bank Charges                                          -                 -              -                 -                 211
                                                 ------------      ------------   ------------      ------------     ---------------
Total Operating Expenses                                   -               120              -               360              89,902
                                                 ------------      ------------   ------------      ------------     ---------------
Other Income and Expenses
     Interest Income                                       -                 -              -                 -                   5
     Interest Expense                                 (1,350)           (1,350)        (4,050)           (4,050)            (21,975)
                                                 ------------      ------------   ------------      ------------     ---------------
Net Other Income (Expense)                            (1,350)           (1,350)        (4,050)           (4,050)            (21,970)
                                                 ------------      ------------   ------------      ------------     ---------------
Net Loss from Operations                            $ (1,350)         $ (1,470)      $ (4,050)         $ (4,410)         $ (111,344)
                                                 ============      ============   ============      ============     ===============

Per Share Information
Profit (Loss) per common share                        *                 *               (0.01)            (0.01)
                                                 ============      ============   ============      ============

Weighted average number of shares outstanding        786,534           786,534        786,534           786,534
                                                 ============      ============   ============      ============



                         See Accountants' Review Report



                                                 LIFE USA, INC.
                                         (A Development Stage Company)
                                            Statement of Cash Flows

                                                Indirect Method

                                                                                                                 July 16, 1997
                                                                                                                 July 16, 1997
                                                                                Nine-Months Ended                (Inception) to
                                                                                   September 30,                  September 30,
                                                                              2004              2003                  2004
                                                                           ------------      ------------       -----------------
Cash Flows from Operating Activities:
     Net (Loss)                                                                $(4,050)          $(4,410)             $ (111,344)
          Stock issued for services                                                  -                 -                  16,457
          Amortization                                                               -               360                   2,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                         -                 -                   5,002
                                                                           ------------      ------------       -----------------
Net Cash Provided by Operating Activities                                       (4,050)           (4,050)                (87,688)
                                                                           ------------      ------------       -----------------
Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                 -                  (3,830)
                                                                           ------------      ------------       -----------------
Net Cash from Investing Activities                                                   -                 -                  (3,830)
                                                                           ------------      ------------       -----------------
Cash Flows from Financing Activities
     Proceeds for Notes                                                         12,981             4,050                  94,407
     Proceeds from stock issuance                                                    -                 -                   6,042
                                                                           ------------      ------------       -----------------
Net Cash from (Used by) Financing Activities                                    12,981             4,050                 100,449
                                                                           ------------      ------------       -----------------
Increase (Decrease) in Cash                                                      8,931                 -                   8,931

Cash and Cash Equivalents - Beginning of Period                                      -                 -                       -
                                                                           ------------      ------------       -----------------
Cash and Cash Equivalents - End of Period                                      $ 8,931               $ -                 $ 8,931
                                                                           ============      ============       =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -               $ -                     $ -
                                                                           ============      ============       =================
  Cash paid for income taxes                                                       $ -               $ -                     $ -
                                                                           ============      ============       =================

NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -               $ -                $ 16,457
                                                                           ============      ============       =================


                         See Accountants' Review Report



                                                 LIFE USA, INC.
                                         (A Development Stage Company)
                                         Stockholders' Equity (Deficit)
                                               September 30, 2004


                                                                                              Deficit
                                                                                            Accumulated
                                                    Common Stocks           Additional       During the          Total
                                                    -------------
                                                                             Paid-In        Development      Stockholders'
                                               Shares          Amount        Capital           Stage             Equity
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - July 16, 1997                                -             $ -           $ -                                  $ -

Issuance of Stock for Cash 7/97                  195,000              20         4,972                  -             4,992

Issuance of Stock for Services 5/98              286,000              29         7,293                  -             7,322

Issuance of Stock for Services 12/98              29,370               3           878                  -               881

Net Loss for Period                                    -               -             -            (45,414)          (45,414)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 1998                      510,370              52        13,143            (45,414)          (32,219)
                                             ------------    ------------   -----------    ---------------   ---------------
Issuance of Stock for Services 8/99              212,730              21         6,361                  -             6,382

Issuance of Stock for Cash  9/99                   1,050               -         1,050                  -             1,050

Net Loss for the Year                                  -               -             -            (19,750)          (19,750)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 1999                      724,150              73        20,554            (65,164)          (44,537)
                                             ------------    ------------   -----------    ---------------   ---------------
Net Loss for the Year                                  -               -             -            (17,163)          (17,163)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 2000                      724,150              73        20,554            (82,327)          (61,700)

Issuance of Stock for Services 1/01               62,384               6         1,866                  -             1,872

Net Loss for the Year                                  -               -             -            (10,691)          (10,691)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 2001                      786,534              79        22,420            (93,018)          (70,519)
                                             ------------    ------------   -----------    ---------------   ---------------
Net Loss for the Year                                  -               -             -             (7,245)           (7,245)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 2002                      786,534              79        22,420           (100,263)          (77,764)
                                             ------------    ------------   -----------    ---------------   ---------------
Net Loss for the Year                                  -               -             -             (7,031)           (7,031)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - December 31, 2003                      786,534              79        22,420           (107,294)          (84,795)
                                             ------------    ------------   -----------    ---------------   ---------------
Net Loss for the Period                                -               -             -             (4,050)           (4,050)
                                             ------------    ------------   -----------    ---------------   ---------------
Balance - September 30, 2004                     786,534            $ 79      $ 22,420         $ (111,344)        $ (88,845)
                                             ============    ============   ===========    ===============   ===============


                         See Accountants' Review Report

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine-months ended September 30, 2004 and 2003 and for the period July 16, 1997 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003 and the for the period July16, 1997 (inception) to September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------


Results of Operations for the Quarter Ended September 30, 2004
--------------------------------------------------------------

     The company had no revenues or operations for the quarter. The company incurred no expenses in the quarter in 2004 compared to $120 in 2003. The company incurred interest expense of $1,350 in the quarter in 2004 and 2003. The company had ($1,350) loss in the quarter in 2004 compared to a ($1,470) loss in the quarter in 2003. There was nominal loss per share in 2004 and in 2003. There can be no assurance that the Company will be able to commence business.


Comparison of Operating Results for the Nine Month Period Ended Septemer 30,
----------------------------------------------------------------------------
2004 and September 30, 2003
---------------------------

     The Company had no revenues for the period in 2004 or 2003. The Company incurred no expenses in the nine months in 2004 but incurred $360 in expenses in 2003 in the same period. The company accrued interest expense of $4,050 in the nine month period in 2004 and 2003. The company had ($4,050) loss in 2004 compared to a loss of ($4,410) in 2003 in the period. The loss per share in the period was nominal in (0.01) 2004 and in 2002.

Liquidity and Capital Resources
-------------------------------

     At Septmeber 30, 2004, the Company had no cash and no other liquid assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $90,478, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

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


                                        LIFE USA, INC.

Date: November 10, 2004

                                        By: /s/ Kelly Kendall
                                            ------------------------------
                                            Kelly Kendall, President