Form 10KSB
period 2004-12-31
LIFE USA INC
filed 2005-06-06
CIK 1235096

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2004


                             Commission File Number
                             ----------------------
                                    000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                            80219
- --------------------------------------------------                       -----
(Address of principal executive offices)                             (Zip Code)


                                      None
                                  ------------
                         (Registrant's Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

$0.0001 Par Value Common Stock
- -----------------------------
(Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2004. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $0 (based on a market value of $0.0001 per share on December 31, 2004)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.0001 par value common stock, its only class of equity securities, as of December 31, 2004 was: 786,534.

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

1.   No revenue was generated in 2004, or in 2003 or to date for the Company.

2.   The Company has no cash or assets.

3.   The Company has no employees.

4.   The Company neither owns nor leases real estate.

5.   The Company has a working capital deficit.

6. The Company has accumulated deficit of ($107,294) as of December 31, 2004, and a working capital deficit of ($85,000) approximately as of December 31, 2004.

7. Auditors for the Company have raised substantial doubt that the Company will have the ability to continue as a going concern.

8. The Company has no products, inventory or business operations as of any type.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of approximately ($84,000) at December 31, 2004. The Company has no current assets and no other assets at December 31, 2004.

The Company is unable to carry out its plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business plan or whether it will incur future operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source. The Company has not required cash for operations in 2004 to date. The Company does not have any way to pay its current bills, from cash flow (of which it has none) or otherwise through loans.

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

Company History
- ---------------

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

Plan of Operations
- ------------------

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

Milestones
- ----------
Other than test marketing and initial website design, the Company has not achieved any milestones in its business plan.

Capital Raising
- ---------------
The Company intends to attempt to raise an initial $100,000 in capital followed in approximately four months with an additional $250,000.

Product Commitments
- -------------------
Contracts   or  ordering   and  supply   arrangements   with   wholesalers   and
manufacturer -  None at this time.

Marketing
- ---------
If it achieves funding, (which it may never obtain), the Company marketing plan includes the following steps:

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

The Budget
- ----------

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

Glossary
- --------

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

Proposed Product Marketing
- --------------------------

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

Proposed Products
- -----------------

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

Life USA, Product Supplier:  None.
- ------------------------------------

The Company intends to order the products in quantities of a gross, prelabeled, as it begins marketing. While it intends to maintain a small inventory, the Company does not intend to hold large product inventories. There are no contracts at this time with any manufacturer or wholesaler.

Target Market:
- -------------

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

One objective is to become an operator of an online market for private label nutritional supplements. To accomplish this the Company will endeavor to provide:

- -    quality products at competitive prices; and
- -    efficient service.

The Life USA Web Site
- ---------------------

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

Marketing and Sales Plans and Promotions
- ----------------------------------------

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

Advertising
- -----------

In addition to traditional advertising, the Company intends to use online sales and marketing techniques to increase brand recognition and direct traffic to its website. These include purchasing banner advertising on search engine Web sites and Internet directories and direct links from healthcare home pages.

Proposed Customer Service and Support
- -------------------------------------

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

Warehousing and Fulfillment
- ----------------------------

The Company does not intend to fulfill any orders if it ever develops any sales. Products may be sent either directly by manufacturer or wholesaler to buyer for catalog or online sales.

Technology and Security
- -----------------------

The Company contracts on a month to month basis with a Web site provider. The Company has spent $1,200 on its website in 2003-2004.

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

Competition
- -----------

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

- -    breadth and depth of product offerings;

- -    brand recognition; and

- -    marketing.

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

Competitive pressures created by any current or future competitors, or by competitors collectively, could materially hurt the Company's business. Management believes that the principal competitive factors in the market are and will be:

- - brand recognition
- - selection
- - convenience
- - reliability and speed of fulfillment
- - price
- - quality

If the Company commences business all potential competitors have longer operating histories and larger customer bases than the Company. In addition, potential competitors have greater brand recognition and significantly greater financial, marketing and other resources. In addition, as more people use the Internet and other online services, certain larger, well established and well financed entities form joint ventures with online competitors or suppliers which may be able to:

- -    secure merchandise from vendors on more favorable terms;

- -    devote greater resources to marketing and promotional campaigns; and

- -    adopt more aggressive pricing or inventory availability policies.

Future Acquisition Plans
- ------------------------

The Company has no current plans to make any future acquisitions or to be acquired nor to actively look for a company to acquire.

Proprietary Rights
- ------------------

The Company has no formal proprietary rights at this date. In the future proprietary rights may be important to success and competitive position. To protect proprietary rights, the Company may rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers.

Employees
- ---------

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


ITEM 2. DESCRIPTION OF PROPERTIES.

Administrative Offices
- ----------------------

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     (a) During the fiscal year ended December 31, 2004, the Common Shares were not traded in any venue or market, and there is no active market for the Common Shares at this time.


                      2004 FISCAL YEAR (1/1/04 TO 12/31/04)

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

     (b) As of December 31, 2004, there were 23 shareholders of record of the Registrant's common stock.

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

Comparison of Operating Results for the Year Ended December 31, 2004 and December 31, 2003
--------------------------------------------------------------------------------

The Company had no revenues for the year in 2004 or 2003. The Company incurred $4,750 in expenses in the twelve months in 2004 and incurred $1,000 in expenses in 2003 in the same period. The Company accrued interest expense of $6,031 and $6,031 in the twelve month period in 2004 and 2003, respectively. The Company had ($10,781) loss in 2004 compared to a loss of ($7,031) in 2003. The loss per share in the period was nominal in 2004 and in 2003.

Liquidity and Capital Resources
- -------------------------------

At December 31, 2004, the Company had no cash and no other liquid assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following individuals are the Company's directors and executive officers:

Name                           Position Held                      Tenure
- ------------------------------------------------------------------------------
Kelly Kendall              President and Director             Since 2002
Wesley F. Whiting          Secretary, Treasurer & Director    Since 2003
Leland E. Watson, II       Director                           Since 2003

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, the following persons were required to file forms pursuant to Section 16(a):

Name                                    Form Filed                      Date
- ------------------------------------------------------------------------------
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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2004, for each officer and director.

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation                         Awards
- -----------------------------------------------------------------------------------------------------------------------
Name and Principal       Year         Salary ($)     Bonus ($)    Other Annual            Restricted Stock     Securities
Position                                                          Compensation ($)        Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
- -----------------------------------------------------------------------------------------------------------------------
Kelly Kendall,           2002         0              0            0                       0                    0
President and            2003         0              0            0                       0                    0
Director                 2004         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
Wesley F. Whiting        2002         0              0            0                       0                    0
Secretary/Treasurer,     2003         0              0            0                       0                    0
and Director             2004         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
All Officers             2002         0              0            0                       0                    0
as a group (2)           2003         0              0            0                       0                    0
                         2004         0              0            0                       0                    0


Directors' Compensation
- -----------------------

                             Directors' Compensation
                           through December 31, 2004
                             -----------------------
Name                       Annual  Meeting  Consulting      Number   Number of
                         Retainer  Fees     Fees/Other      of       Securities
                           Fee ($) ($)      Fees ($)        Shares   Underlying
                                                            (#)      Options
                                                                     SARs (#)
- ------------------------------------------------------------------------------
A. Director                 0        0          0            0           0
Kelly Kendall

B. Director
Wesley F. Whiting           0        0          0            0           0

C. Director
Leland E. Watson, II        0        0          0            0           0
- ------------------------------------------------------------------------------

Audit Committee
- ---------------

The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has bee hired because the company is to small to afford such expense.

Code of Ethics
- --------------

The Company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
- --------------------------

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2004, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.


SHAREHOLDERS/BENEFICIAL                         NUMBER OF SHARES       OWNERSHIP
OWNERS                                                                PERCENTAGE
- ------------------------------------------------------------------------------
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

     (1)  Financial Statements.

          Independent Auditors' report

          Balance Sheets at December 31, 2004 and 2003.

          Statements of Operations for the years ended December 31, 2004 and 2003.

          Statements of Cash Flows for the years ended December 31, 2004 and 2003.

          Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003.

          Notes to Financial Statements at December 31, 2004 and 2003.


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

Audit Fees. MJC billed the Company $3,250 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. MJC billed the Company $2,500 for the 2003 audit and $2,500 for the 2004 Audit.

There were no audit related fees in 2004 or 2003. There were no tax fees or other fees in 2004 or 2003 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2003.

All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIFE USA, INC.

Date: May 31, 2005

/s/Kelly Kendall
- ----------------------
Kelly Kendall, President
and Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 31, 2005
/s/Kelly Kendall
- -----------------------
Kelly Kendall, Director

Date: May 31, 2005

/s/Wesley F. Whiting
- ------------------
Wesley F. Whiting, Director

Date: May 31, 2005
/s/Leland E. Watson, II
- -----------------------
Leland E. Watson, II, Director

                               FINANCIAL STATEMENT
                                TABLE OF CONTENTS
                               For the Years Ended
                           December 31, 2004 and 2003




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

NOTES TO FINANCIAL STATEMENTS..............................   F-6 - F-8

                                 LIFE USA, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                               For the Years Ended
                           December 31, 2004 and 2003

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




                    REPORT OF REGISTED PUBLIC ACCOUNTING FIRM


Board of Directors
Life USA, Inc.
Denver, CO


We have audited the accompanying balance sheets of Life USA, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and for the period July 16, 1997 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life USA, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and the period July 16, 1997 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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




Michael Johnson & Co., LLC
Denver, Colorado
May 31, 2005
/s/Michael Johnson & Co., LLC



                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                        For the Years Ended December 31,





                                                                                   2004                      2003
                                                                                   --------------            --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                      $ 633                   $ 1,633
                                                                                   --------------            --------------

          Total Other Assets                                                                 633                     1,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                               $ 633                   $ 1,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     19,110                    13,079
     Notes Payable                                                                         3,750                         -
     Note Payable - Related Parties                                                       69,462                    69,462
                                                                                   --------------            --------------

          Total Current Liabilities                                                       96,209                    86,428
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2003 and 2002
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (118,075)                 (107,294)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (95,576)                  (84,795)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 633                   $ 1,633
                                                                                   ==============            ==============




The accompanying notes are an integral part of these financial statements.


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations
                          For Years Ended December 31,


                                                                                                July 16, 1997
                                                                     December 31,               (Inception) to
                                                               2004                2003           December 31,2004
                                                               ----                ----           ----------------

REVENUES

   Miscellaneous Revenue                                          $ -                 $ -                $ 528
                                                            ---------            --------            ---------
                                                                    -                   -                  528
Total Income                                                ---------            --------            ---------

EXPENSES
     Operating Expenses                                         1,000               1,000                73,076
     Office Expenses                                            3,750                   -                21,365
     Bank Charges                                                   -                   -                   211
                                                            ---------            --------            ----------
Total Operating Expenses                                        4,750               1,000                94,652
                                                            ---------            --------            ----------
Other Income and Expenses
     Interest Income                                                -                   -                     5
     Interest Expense                                          (6,031)             (6,031)              (23,956)
                                                            ---------            --------            ----------
Net Other Income (Expense)                                     (6,031)             (6,031)              (23,951)
                                                            ---------            --------            ----------
Net Loss from Operations                                    $ (10,781)           $ (7,031)           $ (118,075)
                                                            =========            ========            ==========
Per Share Information
Profit (Loss) per common share                               (*)                 (*)
                                                            =========            ========            ==========
Weighted average number of shares outstanding                 786,534             786,534
                                                            =========            ========            ==========


* Less than $.01

The accompanying notes are an integral part of these financial statements.



                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December, 31, 2004


                                                                                               Deficit
                                                                                            Accumulated
                                                     Common Stocks           Additional      During the          Total
                                                                               Paid-In        Development        Stockholders'
                                                Shares          Amount         Capital          Stage            Equity
                                                ------          ------         -------          -----            ------

Balance - July 16, 1997                                 -             $ -            $ -                                $ -

Issuance of Stock for Cash 7/97                   195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98               286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98               29,370               3            878                -               881

Net Loss for Period                                     -               -              -          (45,414)          (45,414)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1998                       510,370              52         13,143          (45,414)          (32,219)
                                                  -------            ----        -------        ---------         ---------
Issuance of Stock for Services 8/99               212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                    1,050               -          1,050                -             1,050

Net Loss for the Year                                   -               -              -          (19,750)          (19,750)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1999                       724,150              73         20,554          (65,164)          (44,537)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -          (17,163)          (17,163)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2000                       724,150              73         20,554          (82,327)          (61,700)
                                                  -------            ----        -------        ---------         ---------
Issuance of Stock for Services 1/01                 4,000               -            120                -               120

Issuance of Stock for Acquisition                  58,384               6          1,746                -             1,752

Net Loss for the Year                                   -               -              -          (10,691)          (10,691)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2001                       786,534              79         22,420          (93,018)          (70,519)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,245)           (7,245)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2002                       786,534              79         22,420         (100,263)          (77,764)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,031)           (7,031)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2003                       786,534              79         22,420         (107,294)          (84,795)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -          (10,781)          (10,781)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2004                       786,534            $ 79        $22,420        $(118,075)        $ (95,576)
                                                  =======            ====        =======        =========         =========

The accompanying notes are an integral part of these financial statements.



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                          For Years Ended December 31,
                                Indirect Method


                                                                                                                 July 16, 1997
                                                                                                                (Inception) to
                                                                                                                 December 31,
                                                                                                                 (Inception) to
                                                                                                                 December 31,
                                                                                 2004               2003                 2004
                                                                                 ----               ----                 ----

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                       $(10,781)           $(7,031)            $ (118,075)
          Stock issued for services                                                 -                  -                 16,457
          Amortization                                                          1,000              1,000                  3,117
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable and Accruals                       9,781              6,031                 22,997
                                                                             --------            -------             ----------
Net Cash Used for Operating Activities                                              -                  -                (75,504)
                                                                             --------            -------             ----------
Cash Flows from Investing Activities:

     Purchase of Intangible Assets                                                  -                  -                 (3,750)
                                                                             --------            -------             ----------
Net Cash Used for Investing Activities                                              -                  -                 (3,750)
                                                                             --------            -------             ----------
Cash Flows from Financing Activities
     Proceeds for Notes                                                             -                  -                 73,212
     Proceeds from stock issuance                                                   -                  -                  6,042
                                                                             --------            -------             ----------
Net Cash from Financing Activities                                                  -                  -                 79,254
                                                                             --------            -------             ----------
Increase (Decrease) in Cash                                                         -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                     -                  -                      -

Cash and Cash Equivalents - End of Period                                         $ -                $ -                    $ -
                                                                             ========            =======             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                  $ -                $ -                    $ -
                                                                             ========            =======             ==========
  Cash paid for income taxes                                                      $ -                $ -                    $ -
                                                                             ========            =======             ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                       $ -                $ -               $ 16,457
                                                                             ========            =======             ==========


The accompanying notes are an integral part of these financial statements.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004



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

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004

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

                                                     2004              2003
                                                   ----------         -------
Deferred tax assets
         Net operating loss carryforwards         $ 118,075        $  107,294
         Valuation allowance                       (118,075)         (107,294)
                                                   ----------      -----------
         Net deferred tax assets                  $       0        $        0
                                                   ==========      ===========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $107,294 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company was 1,000,000 shares of common stock at $.01 par value. On February 26, 2003, the shareholders authorized a change to issue 100,000,000 shares of common stock at a new par value of $.0001. During the period ended December 31, 2004 and 2003, the Company issued no shares of common stock.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004



Note 4 - Segment Information

Life USA, Inc. operates primarily in a single operating segment, the development and manufacture of herbal, vitamins and fiber supplements.

Note 5 - Going Concern

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $96,209.

The Company is in the development stage and has earned no revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. Management's plan is to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities or to acquire a profitable business.

Note 6 - Notes Payable - Related Parties:

Notes payable as of December 31, 2004:

         Note payable to Cameron Parker for payment of company
         expenses, incurring interest at 8%, due upon demand.         $15,080

         Notes payable to C.K. Swanson for payment of company
         expenses, incurring interest at 8%, due upon demand.          20,166

         Note payable to Mark Urich for payment of company
         expenses, incurring interest at 8%, due upon demand.          12,766

         Note payable to Rocky Mountain Financial for payment
         of company expenses, incurring interest at 8%, due
         upon demand.                                                  21,450
                                                                      --------

                                    Total Notes Payable               $69,462
                                                                      =======

In 2001, the Company borrowed $12,766 from Mark Urich, President of the Company and the principal shareholder of the Company bearing interest at 8% per annum. The Company also borrowed $21,450 from Rocky Mountain Financial of which Mark Urich is the principal shareholder bearing interest at 8% per annum. All note holders are considered to be related parties.