Form 10QSB
period 2005-03-31
LIFE USA INC
filed 2005-06-06
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
March 31, 2005                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                            80219
- --------------------------------------------------                       -----
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

                   786,534 common shares as of March 31, 2005

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

     The financial statements have been prepared by Life USA, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's Form 10-KSB.

                                 LIFE USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                    FOR THE THREE-MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s







                             AUDITORS' REVIEW REPORT



Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of March 31, 2005 and the related statements of operations for the three-months ended March 31, 2005 and 2004 and the period July 16, 1997 (inception) to March 31, 2005 and cash flows and stockholders' equity for the three-months ended March 31, 2005 and 2004 and for July 16, 1997 (Inception) to March 31, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 31, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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


Michael Johnson & Co., LLC
Denver, CO
May 31, 2005

/s/Michael Johnson & Co., LLC





                                                                                       March                 December 31,
                                                                                       2005                      2004
                                                                                   --------------            --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                        633                       633
                                                                                   --------------            --------------

          Total Other Assets                                                                 633                       633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                               $ 633                     $ 633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     20,460                    19,110
     Notes Payable                                                                         3,750                     3,750
     Note Payable - Related Parties                                                       69,462                    69,462
                                                                                   --------------            --------------

          Total Current Liabilities                                                       97,559                    96,209
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2004 and 2003
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (119,425)                 (118,075)
                                                                                   --------------            --------------

TOTAL STOCKHOLDERS' EQUITY                                                               (96,926)                  (95,576)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 633                     $ 633
                                                                                   ==============            ==============













                         See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                  (Unaudited)

                                                                                                             July 16, 1997
                                                                           Three-Months Ended                 (Inception) to
                                                                                 March 31,                      March 31
                                                                       2005                  2004                  2005
                                                                       ----                  ----                  ----
REVENUES

   Miscellaneous Revenue                                                  $ -                   $ -                $ 528
                                                                     --------              --------            ---------
Total Income                                                                -                     -                  528
                                                                     --------              --------            ---------
EXPENSES
     Operating Expenses                                                     -                     -               73,076
     Office Expenses                                                        -                     -               21,365
     Bank Charges                                                           -                     -                  211
                                                                     --------              --------            ---------
Total Operating Expenses                                                    -                     -               94,652
                                                                     --------              --------            ---------
Other Income and Expenses
     Interest Income                                                        -                     -                    5
     Interest Expense                                                  (1,350)               (1,350)             (25,306)
                                                                     --------              --------            ---------
Net Other Income (Expense)                                             (1,350)               (1,350)             (25,301)

Net Loss from Operations                                             $ (1,350)             $ (1,350)           $(119,425)
                                                                     ========              ========            =========
Per Share Information
Profit (Loss) per common share                                       *                     *
                                                                     ========              ========
Weighted average number of shares outstanding                         786,534               786,534
                                                                     ========              ========

* Less than $.01


* Less than $.01


                         See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                Indirect Method



                                                                                                                  July 16, 1997
                                                                                   Three-Months Ended            (Inception) to
                                                                                       March 31,                     March 31,
                                                                                2005               2004                 2005
                                                                                ----               ----                 ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                        $ (1,350)           $(1,350)            $ (119,425)
          Stock issued for services                                                  -                  -                 16,457
          Amortization                                                               -                  -                  3,117
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable and Accruals                        1,350              1,350                 24,347
                                                                              --------            -------             ----------
Net Cash Used by Operating Activities                                                -                  -                (75,504)
                                                                              --------            -------             ----------
Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                  -                 (3,750)
                                                                              --------            -------             ----------
Net Cash from Investing Activities                                                   -                  -                 (3,750)
                                                                              --------            -------             ----------
Cash Flows from Financing Activities
     Proceeds from Notes Payable - Related Party                                     -                  -                 69,462
     Proceeds from Notes Payable                                                                                           3,750
     Proceeds from stock issuance                                                    -                  -                  6,042
                                                                              --------            -------             ----------
Net Cash from (Used by) Financing Activities                                         -                  -                 79,254
                                                                              --------            -------             ----------
Increase (Decrease) in Cash                                                          -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                      -                  -                      -
                                                                              --------            -------             ----------
Cash and Cash Equivalents - End of Period                                          $ -                $ -                    $ -
                                                                              ========            =======             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -                $ -                    $ -
                                                                              ========            =======             ==========
  Cash paid for income taxes                                                       $ -                $ -                    $ -
                                                                              ========            =======             ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -                $ -               $ 16,457
                                                                              ========            =======             ==========



                         See Accountants' Review Report

                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2005

                                  (Unaudited)

                                                                                              Deficit
                                                                                            Accumlated
                                                     Common Stocks           Additional      During the          Total
                                                                               Paid-In        Development      Stockholders'
                                                Shares          Amount         Capital          Stage            Equity
                                                ------          ------         -------          -----            ------

Balance - July 16, 1997                                 -             $ -            $ -                                $ -
Issuance of Stock for Cash 7/97                   195,000              20          4,972                -             4,992
Issuance of Stock for Services 5/98               286,000              29          7,293                -             7,322
Issuance of Stock for Services 12/98               29,370               3            878                -               881
Net Loss for Period                                     -               -              -          (45,414)          (45,414)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1998                       510,370              52         13,143          (45,414)          (32,219)
                                                  -------            ----        -------        ---------         ---------
Issuance of Stock for Services 8/99               212,730              21          6,361                -             6,382
Issuance of Stock for Cash  9/99                    1,050               -          1,050                -             1,050
Net Loss for the Year                                   -               -              -          (19,750)          (19,750)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1999                       724,150              73         20,554          (65,164)          (44,537)

Net Loss for the Year                                   -               -              -          (17,163)          (17,163)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2000                       724,150              73         20,554          (82,327)          (61,700)

Issuance of Stock for Services 1/01                62,384               6          1,866                -             1,872
Net Loss for the Year                                   -               -              -          (10,691)          (10,691)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2001                       786,534              79         22,420          (93,018)          (70,519)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,245)           (7,245)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2002                       786,534              79         22,420         (100,263)          (77,764)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,031)           (7,031)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2003                       786,534              79         22,420         (107,294)          (84,795)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -          (10,781)          (10,781)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2004                       786,534              79         22,420         (118,075)          (95,576)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Period                                 -               -              -           (1,350)           (1,350)
                                                  -------            ----        -------        ---------         ---------
Balance - March 31, 2005                          786,534            $ 79        $22,420        $(119,425)        $ (96,926)
                                                  =======            ====        =======        =========         =========




                         See Accountants' Review Report

                                   LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004 and for the period July 16, 1997 (inception) to March 31, 2005, and cash flows for the three-months ended March 31, 2005 and 2004 and the for the period July16, 1997 (inception) to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------------------------------------------------------------------------------
OF OPERATIONS
- --------------

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

          (e)  failure to or to make sales;

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

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Quarter Ended March 31, 2005
- ------------------------------------------------------------------------------

     The Company had no revenues or operations for the quarter. The Company incurred no expenses in the quarter in 2005 compared to $0 in expenses in the quarter in 2004. The Company accrued $1,350 and $1,350 in the quarter in interest in 2005 and 2004 respectively. The Company had ($1,350) loss in the quarter in 2005 compared to a ($1,350) loss in the quarter in 2004. There was nominal loss per share in 2005 and in 2004. There can be no assurance that the Company will be able to commence its Business Plan, and the Company is unable to predict the period for which it can conduct operations.

Liquidity and Capital Resources
- --------------------------------

     At March 31, 2005, the Company had no in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company can raise capital and have sufficient resources to fund the Company's operations.

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($96,926) at March 31, 2005. The Company has current assets in the amount of $633 for a Product Design and Trademark at March 31, 2005.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $97,716, all of which is current, no cash, nominal assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $350,000.

ITEM 3.    CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenues, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management hopes to implement its business plan and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarterof at least $350,000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

         None.


ITEM 2.  CHANGE IN SECURITIES.
- ------------------------------

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
- -----------------------------------------

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- --------------------------------------------------------------

         None.


ITEM 5.  OTHER INFORMATION.
- ---------------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

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


                                           LIFE USA, INC.

Date: May 31, 2005

                                           /s/ Kelly Kendall
                                       by: ------------------------------
                                           Kelly Kendall, President