Form 10QSB/A
period 2003-06-30
LIFE USA INC
filed 2005-07-12
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10QSB/A
                                Amendment No. 2



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
June 30, 2003                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                            80219
- --------------------------------------------------                       -----
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



/s/Michael Johnson & Co., LLC
- -----------------------------
Michael Johnson & Co., LLC
Denver, CO
May 31, 2005



                                 LIFE USA, INC.
                         (A Development Stage company)
                                 Balance Sheets


                                                                                    (Restated)
                                                                                     June 30,                December 31,
                                                                                       2003                      2002
                                                                                   --------------            --------------

ASSETS

Current Assets:
     Cash & Cash Equivalents                                                                 $ -                       $ -
                                                                                   --------------            --------------

          Total Current Assets                                                                 -                         -
                                                                                   --------------            --------------

Other Assets:
     Product Design & Trademark (Net)                                                      2,393                     2,633
                                                                                   --------------            --------------

          Total Other Assets                                                               2,393                     2,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 2,393                   $ 2,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                      9,748                     7,048
     Notes Payable - Related Parties                                                      54,382                    54,382
     Note Payable - Other                                                                 15,080                    15,080
                                                                                   --------------            --------------

          Total Current Liabilities                                                       83,097                    80,397
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2002 and 2001
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (103,203)                 (100,263)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (80,704)                  (77,764)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 2,393                   $ 2,633
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
                                              ===========     ===========    ===========    =============    ==============



                         See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                Indirect Method
                                                                                    (Restated)                    July 16, 1997
                                                                                  Six-Months Ended               (Inception) to
                                                                                     June 30,                       June 30,
                                                                           -------------------------------
                                                                               2003              2002                 2003
                                                                           -------------      ------------       ----------------

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $     (2,940)      $    (3,553)       $      (103,203)
          Stock issued for services                                                   -                 -                 16,457
          Amortization                                                              240                 -                  1,437
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                          -               820                  3,887
     Increase (Decrease) in Accrued Expenses-Interest                             2,700             2,733                  9,568
                                                                           -------------      ------------       ----------------


Net Cash Provided by Operating Activities                                             -                 -               (71,854)
                                                                           -------------      ------------       ----------------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                               -                 -                 (3,830)
                                                                           -------------      ------------       ----------------

Net Cash from Investing Activities                                                    -                 -                 (3,830)
                                                                           -------------      ------------       ----------------

Cash Flows from Financing Activities
     Proceeds for Notes                                                               -                 -                 69,642
     Proceeds from stock issuance                                                     -                 -                  6,042
                                                                           -------------      ------------       ----------------

Net Cash from (Used by) Financing Activities                                          -                 -                 75,684
                                                                           -------------      ------------       ----------------

Increase (Decrease) in Cash                                                           -                 -                      -

Cash and Cash Equivalents - Beginning of Period                                       -                 -                      -
                                                                           -------------      ------------       ----------------

Cash and Cash Equivalents - End of Period                                  $          -       $         -        $             -
                                                                           =============      ============       ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                           $          -       $         -        $             -
                                                                           =============      ============       ================
  Cash paid for income taxes                                               $          -       $         -        $             -
                                                                           =============      ============       ================

NON-CASH TRANSACTIONS
  Stock issued for services                                                $          -       $         -        $        16,457
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

Results of Operations for the Quarter Ended June 30, 2003
- ------------------------------------------------------------------------------

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

Comparison of Operating Results for the Six Month Period Ended June 30, 2003
- ------------------------------------------------------------------------------
and June 30, 2003
- -----------------------

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


Liquidity and Capital Resources
- --------------------------------

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



                                           LIFE USA, INC.


Date: May 31,2005


                                           /s/ Kelly Kendall
                                       by: ------------------------------
                                           Kelly Kendall, President