Form 10QSB/A
period 2003-09-30
LIFE USA INC
filed 2005-07-12
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10QSB/A
                                 Amendment No. 2



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
- -----------------                                   ----------------------
September 30, 2003                                       000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
- -----------------------                                ----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                           80219
- -------------------------------------------------                       -----
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




/s/Michael Johnson & Co., LLC
- -----------------------------
Michael Johnson & Co., LLC
Denver, CO
May 31, 2005


                                 LIFE USA, INC.
                          (A Development Stage company)
                                 Balance Sheets



                                                                                    (Restated)
                                                                                    September 30,           December 31,
                                                                                       2003                      2002
                                                                                   --------------            --------------


ASSETS

Current Assets:
     Cash & Cash Equivalents                                                                 $ -                       $ -
                                                                                   --------------            --------------

          Total Current Assets                                                                 -                         -
                                                                                   --------------            --------------

Other Assets:
     Product Design & Trademark (Net)                                                      2,273                     2,633
                                                                                   --------------            --------------

          Total Other Assets                                                               2,273                     2,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 2,273                   $ 2,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     10,918                     7,048
     Notes Payable - Related Parties                                                      54,382                    54,382
     Note Payable - Other                                                                 15,080                    15,080
                                                                                   --------------            --------------

          Total Current Liabilities                                                       84,447                    80,397
                                                                                   --------------            --------------


Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2002, and
     September 30, 2003
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (104,673)                 (100,263)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (82,174)                  (77,764)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 2,273                   $ 2,633
                                                                                   ==============            ==============

See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                            (Restated)                         (Restated)              July 16, 1997
                                                         Three-Months Ended                  Nine-Months Ended        (Inception) to
                                                            September 30,                       September 30,          September 30,
                                                       2003              2002             2003              2002               2003
                                                       ----              ----             ----              ----               ----

REVENUES

   Miscellaneous Revenue                                $ -               $ -              $ -               $ -           $ 528
                                                   --------          --------         --------          --------      ----------
Total Income                                              -                 -                -                 -             528
                                                   --------          --------         --------          --------      ----------
EXPENSES
     Operating Expenses                                 120               382              360             1,146          71,436
     Office Expenses                                      -                 -                -                 -          17,615
     Bank Charges                                         -                28                -                84             211
                                                   --------          --------         --------          --------      ----------
Total Operating Expenses                                120               410              360             1,230          89,262
                                                   --------          --------         --------          --------      ----------
Other Income and Expenses
     Interest Income                                      -                 -                -                 -               5
     Interest Expense                                (1,350)           (1,333)          (4,050)           (2,733)        (15,944)
                                                   --------          --------         --------          --------      ----------
Net Other Income (Expense)                           (1,350)           (1,333)          (4,050)           (2,733)        (15,939)
                                                   --------          --------         --------          --------      ----------
Net Loss from Operations                           $ (1,470)         $ (1,743)        $ (4,410)         $ (3,963)     $ (104,673)
                                                   ========          ========         ========          ========      ==========
Per Share Information
Profit (Loss) per common share                       *                 *
                                                   ========          ========
Weighted average number of shares outstanding       786,534           786,534
                                                   ========          ========

* Less than $.01

See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               September 30, 2003




                                                                                                Deficit
                                                                                              Accumulated
                                                      Common Stocks            Additional      During the           Total
                                                                                Paid-In       Development         Stockholders'
                                                  Shares          Amount        Capital          Stage             Equity
                                                  ------          ------        -------          -----             ------

Balance - July 16, 1997                               -             $ -            $ -                                 $ -

Issuance of Stock for Cash 7/97                 195,000              20          4,972                 -             4,992

Issuance of Stock for Services 5/98             286,000              29          7,293                 -             7,322

Issuance of Stock for Services 12/98             29,370               3            878                 -               881

Net Loss for Period                                   -               -              -           (45,414)          (45,414)
                                                -------            ----        -------        ----------          --------
Balance - December 31, 1998                     510,370              52         13,143           (45,414)          (32,219)
                                                -------            ----        -------        ----------          --------
Issuance of Stock for Services 8/99             212,730              21          6,361                 -             6,382

Issuance of Stock for Cash  9/99                  1,050               -          1,050                 -             1,050

Net Loss for the Year                                 -               -              -           (19,750)          (19,750)
                                                -------            ----        -------        ----------          --------
Balance - December 31, 1999                     724,150              73         20,554           (65,164)          (44,537)
                                                -------            ----        -------        ----------          --------
Net Loss for the Year                                 -               -              -           (17,163)          (17,163)
                                                -------            ----        -------        ----------          --------
Balance - December 31, 2000                     724,150              73         20,554           (82,327)          (61,700)

Issuance of Stock for Services 1/01              62,384               6          1,866                 -             1,872

Net Loss for the Year                                 -               -              -           (10,691)          (10,691)
                                                -------            ----        -------        ----------         ---------
Balance - December 31, 2001                     786,534              79         22,420           (93,018)          (70,519)
                                                -------            ----        -------        ----------         ---------
Net Loss for the Year                                 -               -              -            (7,245)           (7,245)
                                                -------            ----        -------        ----------         ---------
Balance - December 31, 2002                     786,534              79         22,420          (100,263)          (77,764)
                                                -------            ----        -------        ----------         ---------
Net Loss for the Period                               -               -              -            (4,410)           (4,410)
                                                -------            ----        -------        ----------         ---------
Balance - September 30, 2003                    786,534            $ 79        $22,420        $ (104,673)        $ (82,174)
                                                =======            ====        =======        ==========         =========

                         See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows

                                Indirect Method
                                                                                       (Restated)                     July 16, 1997
                                                                                   Nine-Months Ended                 (Inception) to
                                                                                       September 30,                 September 30,
                                                                                2003               2002                 2003
                                                                                ----               ----                 ----


Cash Flows from Operating Activities:
     Net Profit (Loss)                                                       $ (4,410)           $(3,553)             $ (104,673)
          Stock issued for services                                                 -                  -                  16,457
          Amortization                                                            360                  -                   1,557
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                        -                820                   3,887
     Increase (Decrease) in Accrued Expenses-Interest                           4,050              2,733                  10,918
                                                                             --------            -------              ----------
Net Cash Provided by Operating Activities                                           -                  -                 (71,854)
                                                                             --------            -------              ----------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                             -                  -                  (3,830)
                                                                             --------            -------              ----------
Net Cash from Investing Activities                                                  -                  -                  (3,830)
                                                                             --------            -------              ----------
Cash Flows from Financing Activities
     Proceeds for Notes                                                             -                  -                  69,642
     Proceeds from stock issuance                                                   -                  -                   6,042
                                                                             --------            -------              ----------
Net Cash from (Used by) Financing Activities                                        -                  -                  75,684
                                                                             --------            -------              ----------
Increase (Decrease) in Cash                                                         -                  -                       -

Cash and Cash Equivalents - Beginning of Period                                     -                  -                       -
                                                                             --------            -------              ----------
Cash and Cash Equivalents - End of Period                                         $ -                $ -                     $ -
                                                                             ========            =======              ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                  $ -                $ -                     $ -
                                                                             ========            =======              ==========
  Cash paid for income taxes                                                      $ -                $ -                     $ -
                                                                             ========            =======              ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                       $ -                $ -                $ 16,457
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ------------------------------------------------------------------

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

Results of Operations for the Quarter Ended September 30, 2003
- --------------------------------------------------------------

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

Comparison of Operating Results for the Nine Month Period Ended September 30,
- ----------------------------------------------------------------------------
2003 and September 30, 2002
- ---------------------------

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