Form 10KSB/A
period 2003-12-31
LIFE USA INC
filed 2005-07-12
CIK 1235096

FORM 10-KSB/A

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

                                    BUSINESS

Plan of Operations
- ------------------

The Company intends to commence its operational phase to begin marketing nutritional products within six months, if and only if, it is able to raise at least $125,000 in capital. The Company has developed a budget for its operations for the next year if it receives funding, which it may never receive. The Company has established milestones in its plan of operations which may not be achieved, or even if achieved, may not result in successful business operations.

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

Capital Raising
- ---------------
The Company intends to attempt to raise an initial $125,000 in capital followed in approximately four months with an additional $250,000.

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



                                     BUDGET

General and Administrative                              $ 65,000
Marketing
        Advertising                                     $100,000
        Store Placement                                 $ 40,000
        Online                                          $ 20,000
        Labeling                                        $ 15,000
Consulting, Legal, Accounting                           $ 30,000
Product and inventory                                   $ 80,000
Debt Service                                            $ 25,000
                                                        --------
Total                                                   $375,000

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


                                MILESTONE CHART

Capital Raising
        $125,000                                        3 months*
        $250,000                                        6 months*

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

For Marketing the Company plans to:

- - Publish a monthly newsletter to inform the re-sellers of benefits to the consumer and the re-seller, and introduce new products and sales aids.

- - Publish an informative catalog in several languages to open the international market.

- - Conduct a sampling program with stores and health clubs to create brand recognition.

- - Create a press kit, and send with press releases and advertorials to industry and general news publications.

- - Design and construct a unique trade show exhibit, and attend the industry's major trade shows including: Expo West (California), Expo East (Maryland) and NNFA (Las Vegas), as well as a major annual trade show held in Taipei.

- - Attend the regional trade shows including: NNFA Seattle, NNFA Florida, NNFA Texas and NNFA Chicago.

- - Purchase a software package to capture and maintain an accurate, up-to-date customer data base, for use in ongoing marketing and customer retention efforts.

     The budget for marketing  includes the costs of these items.

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

Technology and Security
- -----------------------


The Company contracts on a month to month basis with a Web site provider. The Company spent approximately $1,000 on its website in 2002-2003. This site is not up and operating.

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

Comparison of Operating Results for the Year Ended December 31, 2003 and December 31, 2002
- ------------------------------------------------------------------------------

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

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation                         Awards
- -----------------------------------------------------------------------------------------------------------------------
Name and Principal       Year         Salary ($)     Bonus ($)    Other Annual            Restricted Stock     Securities
Position                                                          Compensation ($)        Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
- -----------------------------------------------------------------------------------------------------------------------
Kelly Kendall,           2001         0              0            0                       0                    0
President and            2002         0              0            0                       0                    0
Director                 2003         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
Wesley F. Whiting        2001         0              0            0                       0                    0
Secretary/Treasurer,     2002         0              0            0                       0                    0
and Director             2003         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
All Officers             2001         0              0            0                       0                    0
as a group (2)           2002         0              0            0                       0                    0
                         2003         0              0            0                       0                    0


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


Several shareholders, Mark Urich and his company Rocky Mountain Financial, Inc. and C.K. Swanson, both of whom are deemed affiliates by virtue of their ownership in the shares of the company, advanced approximately $51,000 to the Company over the years. Cameron Parker loaned the Company $15,080 and is not a shareholder. Tha advances bears interest at 8% per annum, are due on demand an have no other specific terms.

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

Date: June 23, 2005

/s/Kelly Kendall
- ----------------------
Kelly Kendall, President
and Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 23, 2005

/s/Kelly Kendall
- -----------------------
Kelly Kendall, Director

Date: June 23, 2005

/s/Wesley F. Whiting
- ------------------
Wesley F. Whiting, Director

Date: June 23, 2005

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

STATEMENT OF CASH FLOWS...................................    F-4

STOCKHOLDERS' EQUITY (DEFICIT)............................    F-5

NOTES TO FINANCIAL STATEMENTS..............................   F-6

                               LIFE USA, INC.
                          (A Development Stage Company)

                                   (RESTATED)
                              FINANCIAL STATEMENTS
                               For the Years Ended
                           December 31, 2003 and 2002

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







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States) as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life USA, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and the period July 16, 1997 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note No. 7 to the financial statements these financial statements have been restated to show the interest expense accrued for the notes as an accrual.




Michael Johnson & Co., LLC
Denver, Colorado
May 31, 2005



                                 LIFE USA, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                        For the Year Ended December 31,




                                                                                    (Restated)
                                                                                       2003                      2002
                                                                                   --------------            --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                    $ 1,633                   $ 2,633
                                                                                   --------------            --------------

          Total Other Assets                                                               1,633                     2,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 1,633                   $ 2,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     13,079                     7,048
     Notes ayable - Related Parties                                                       54,382                    54,382
     Note Payable - Other                                                                 15,080                    15,080
                                                                                   --------------            --------------

          Total Current Liabilities                                                       86,428                    80,397
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2003 and 2002
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (107,294)                 (100,263)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (84,795)                  (77,764)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,633                   $ 2,633
                                                                                   ==============            ==============


The accompanying notes are an integral part of these financial statements.



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations
                          For Years Ended December 31,


                                                                                                    July 16, 1997
                                                                      December 31,                  (Inception) to
                                                                2003                2002           December 31, 2003
                                                                ----                ----           -----------------

REVENUES

   Miscellaneous Revenue                                          $ -                 $ -                 $ 528
                                                             --------            --------            ----------
                                                                    -                   -                   528
Total Income                                                 --------            --------            ----------

EXPENSES
     Operating Expenses                                         1,000               1,528                72,076
     Office Expenses                                                -                 206                17,615
     Bank Charges                                                   -                 111                   211
                                                             --------            --------            ----------
Total Operating Expenses                                        1,000               1,845                89,902
                                                             --------            --------            ----------
Other Income and Expenses
     Interest Income                                                -                   -                     5
     Interest Expense                                          (6,031)             (5,400)              (17,925)
                                                             --------            --------            ----------
Net Other Income (Expense)                                     (6,031)             (5,400)              (17,920)
                                                             --------            --------            ----------
Net Loss from Operations                                     $ (7,031)           $ (7,245)           $ (107,294)
                                                             ========            ========            ==========
Per Share Information
Profit (Loss) per common share                               (*)                 (*)
                                                             ========            ========
Weighted average number of shares outstanding                 786,534             786,534
                                                             ========            ========


* Less than $.01

The accompanying notes are an integral part of these financial statements.



                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2003


                                                                                                   Deficit
                                                                                                Accumulated
                                                         Common Stocks           Additional      During the          Total
                                                                                   Paid-In        Development     Stockholders'
                                                    Shares          Amount         Capital          Stage            Equity
                                                    ------          ------         -------          -----            ------


Balance - July 16, 1997                                 -             $ -            $ -                                $ -

Issuance of Stock for Cash 7/97                   195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98               286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98               29,370               3            878                -               881

Net Loss for Period                                     -               -              -          (45,414)          (45,414)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1998                       510,370              52         13,143          (45,414)          (32,219)
                                                  -------            ----        -------        ---------         ---------
Issuance of Stock for Services 8/99               212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                    1,050               -          1,050                -             1,050

Net Loss for the Year                                   -               -              -          (19,750)          (19,750)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1999                       724,150              73         20,554          (65,164)          (44,537)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -          (17,163)          (17,163)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2000                       724,150              73         20,554          (82,327)          (61,700)
                                                  -------            ----        -------        ---------         ---------
Issuance of Stock for Services 1/01                 4,000               -            120                -               120

Issuance of Stock for Acquisition                  58,384               6          1,746                -             1,752

Net Loss for the Year                                   -               -              -          (10,691)          (10,691)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2001                       786,534              79         22,420          (93,018)          (70,519)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,245)           (7,245)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2002                       786,534              79         22,420         (100,263)          (77,764)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,031)           (7,031)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2003                       786,534            $ 79        $22,420        $(107,294)        $ (84,795)
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



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                          For Year Ended December 31,
                                Indirect Method


                                                                                    (Restated)                        July 16, 1997
                                                                                     Year Ended                      (Inception) to
                                                                                     December 31,                      December 31,
                                                                                2003               2002                 2003
                                                                                ----               ----                 ----


Cash Flows from Operating Activities:
     Net Profit (Loss)                                                        $ (7,031)           $(7,245)            $ (107,294)
          Stock issued for services                                                  -                  -                 16,457
          Amortization                                                           1,000                480                  2,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Decrease in Inventory                                                           -                320                      -
     Decrease in Accounts Receivable                                                 -                206                      -
     Increase (Decrease) in Accounts Payable                                         -                 (1)                 3,887
     Increase (Decrease) in Accrued Expenses-Interest                            6,031              5,933                 13,079
                                                                              --------            -------             ----------
Net Cash Used for Operating Activities                                               -               (307)               (71,674)
                                                                              --------            -------             ----------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                  -                 (3,830)
                                                                              --------            -------             ----------
Net Cash from Investing Activities                                                   -                  -                 (3,830)
                                                                              --------            -------             ----------
Cash Flows from Financing Activities
     Proceeds for Notes                                                              -                  -                 69,462
     Proceeds from stock issuance                                                    -                  -                  6,042
                                                                              --------            -------             ----------
Net Cash from Financing Activities                                                   -                  -                 75,504
                                                                              --------            -------             ----------
Increase (Decrease) in Cash                                                          -               (307)                     -

Cash and Cash Equivalents - Beginning of Period                                      -                307                      -
                                                                              --------            -------             ----------
Cash and Cash Equivalents - End of Period                                          $ -                $ -                    $ -
                                                                              ========            =======             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -                $ -                    $ -
                                                                              ========            =======
  Cash paid for income taxes                                                       $ -                $ -                    $ -
                                                                              ========            =======             ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -                $ -               $ 16,457
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

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. Management's plan is to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities or to acquire a profitable business. The company intended to seek $375,000 in capital to fund its Business Plan.

Note 6 - Notes Payable - Related Parties & Other:

Notes payable to related parties as of December 31, 2003:


         Notes payable to C.K. Swanson for payment of company
         expenses, incurring interest at 8%, due upon demand.
         Mr. Swanson is an affiliate of the company due to his
         significant shareholding in the company                         20,166

         Note payable to Mark Urich and his company Rocky Mountain
         Financial, Inc. for payment of company expenses, incurring interest at 8%, due  upon demand. Mr. Urich is an affiliate
         due to his significant sharholding in the Company               12,766

         Note payable to Rocky Mountain Financial, Inc.
         (beneficially Mark Urich an affiliate shareholder) for
         payment of company expenses, incurring interest at 8%, due
         upon demand.                                                    21,450
                                                                        --------

                                    Total Related Party Notes Payable   $54,382
                                                                        =======

         Note payable to Cameron Parker for payment of company
         expenses, incurring interest at 8%, due upon demand.
         Mr. Parker is not a shareholder of the Company.                $15,080
                                                                        --------
                                    Total Notes Payable                 $69,462
                                                                        ========

Note 7 - Restated Financials:

These financial sttements have been restated to show the interest expense as an accrual instead of being added to the notes payable.