Form 10QSB/A
period 2004-03-31
LIFE USA INC
filed 2005-07-13
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB/A


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
March 31, 2004                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                            80219
- --------------------------------------------------                       -----
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

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Michael Johnson & Co., LLC
- -----------------------------
Michael Johnson & Co., LLC
Denver, CO
May 31, 2005



                                 LIFE USA, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)


                                                                                    (Restated)
                                                                                       March                 December 31,
                                                                                       2004                      2003
                                                                                   --------------            --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                      1,633                     1,633
                                                                                   --------------            --------------

          Total Other Assets                                                               1,633                     1,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 1,633                   $ 1,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     14,429                    13,079
     Notes Payable - Related Parties                                                      54,382                    54,382
     Note Payable - Other                                                                 15,080                    15,080
                                                                                   --------------            --------------

          Total Current Liabilities                                                       87,778                    86,428
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2002 and 2001
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (108,644)                 (107,294)
                                                                                   --------------            --------------

TOTAL STOCKHOLDERS' EQUITY                                                               (86,145)                  (84,795)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,633                   $ 1,633
                                                                                   ==============            ==============

See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                           July 16, 1997
                                                                           Three-Months Ended               (Inception) to
                                                                              March 31,                       March 31
                                                                       2004                  2003                  2004

                                                                       ----                  ----                  ----
REVENUES

   Miscellaneous Revenue                                                  $ -                   $ -                $ 528
                                                                     --------              --------             --------
Total Income                                                                -                     -                  528
                                                                     --------              --------             --------
EXPENSES
     Operating Expenses                                                     -                   120               72,076
     Office Expenses                                                        -                     -               17,615
     Bank Charges                                                           -                     -                  211
                                                                     --------              --------             --------
Total Operating Expenses                                                    -                   120               89,902
                                                                     --------              --------             --------
Other Income and Expenses
     Interest Income                                                        -                     -                    5
     Interest Expense                                                  (1,350)               (1,350)             (19,275)
                                                                     --------              --------             --------
Net Other Income (Expense)                                             (1,350)               (1,350)              (19,270)
                                                                     --------              --------             ---------
Net Loss from Operations                                             $ (1,350)             $ (1,470)            $(108,644)
                                                                     ========              ========             =========
Per Share Information
Profit (Loss) per common share                                       *                     *
                                                                     ========              ========
Weighted average number of shares outstanding                         786,534               786,534
                                                                     ========              ========

* Less than $.01

See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2004

                                  (Unaudited)


                                                                                                   Deficit
                                                                                                Accumlated
                                                         Common Stocks           Additional      During the          Total
                                                                                   Paid-In        Development      Stockholders'
                                                    Shares          Amount         Capital          Stage            Equity
                                                    ------          ------         -------          -----            ------

Balance - July 16, 1997                                 -             $ -            $ -                                $ -

Issuance of Stock for Cash 7/97                   195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98               286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98               29,370               3            878                -               881

Net Loss for Period                                     -               -              -          (45,414)          (45,414)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1998                       510,370              52         13,143          (45,414)          (32,219)
                                                  -------            ----        -------        ---------         ---------
Issuance of Stock for Services 8/99               212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                    1,050               -          1,050                -             1,050

Net Loss for the Year                                   -               -              -          (19,750)          (19,750)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1999                       724,150              73         20,554          (65,164)          (44,537)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -          (17,163)          (17,163)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2000                       724,150              73         20,554          (82,327)          (61,700)

Issuance of Stock for Services 1/01                62,384               6          1,866                -             1,872

Net Loss for the Year                                   -               -              -          (10,691)          (10,691)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2001                       786,534              79         22,420          (93,018)          (70,519)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,245)           (7,245)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2002                       786,534              79         22,420         (100,263)          (77,764)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,031)           (7,031)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2003                       786,534              79         22,420         (107,294)          (84,795)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Period                                 -               -              -           (1,350)           (1,350)
                                                  -------            ----        -------        ---------         ---------
Balance - March 31, 2004                          786,534            $ 79        $22,420        $(108,644)        $ (86,145)
                                                  =======            ====        =======        =========         =========

See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                Indirect Method


                                                                                      (Restated)                     July 16, 1997
                                                                                 Three-Months Ended                 (Inception) to
                                                                                       March 31,                       March 31,
                                                                                 2004               2003                 2004
                                                                                 ----               ----                 ----



Cash Flows from Operating Activities:
     Net Profit (Loss)                                                        $ (1,350)           $(1,470)            $ (108,644)
          Stock issued for services                                                  -                  -                 16,457
          Amortization                                                               -                120                  2,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                         -                  -                  3,887
     Increase (Decrease) in Accrued Expenses -Interest                           1,350              1,350                 14,429
                                                                              --------            -------             ----------
Net Cash Provided by Operating Activities                                            -                  -                (71,674)
                                                                              --------            -------             ----------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                  -                 (3,830)
                                                                              --------            -------             ----------
Net Cash from Investing Activities                                                   -                  -                 (3,830)

Cash Flows from Financing Activities
     Proceeds for Notes                                                              -                  -                 69,462
     Proceeds from stock issuance                                                    -                  -                  6,042
                                                                              --------            -------             ----------
Net Cash from (Used by) Financing Activities                                         -                  -                 75,504
                                                                              --------            -------             ----------
Increase (Decrease) in Cash                                                          -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                      -                  -                      -
                                                                              --------            -------             ----------
Cash and Cash Equivalents - End of Period                                          $ -                $ -                    $ -
                                                                              ========            =======             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -                $ -                    $ -
                                                                              ========            =======             ==========
  Cash paid for income taxes                                                       $ -                $ -                    $ -
                                                                              ========            =======             ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -                $ -               $ 16,457
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

Results of Operations for the Quarter Ended March 31, 2004
- ------------------------------------------------------------------------------

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