Form 10QSB/A
period 2004-06-30
LIFE USA INC
filed 2005-07-13
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB/A

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
June 30, 2004                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                            80219
- --------------------------------------------------                       -----
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



/s/Michael Johnson & Co., LLC
- -----------------------------
Michael Johnson & Co., LLC
Denver, CO
May 31, 2005



                                 LIFE USA, INC.
                          A (Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)



                                                                                    (Restated)
                                                                                     June 30,                December 31,
                                                                                       2004                      2003
                                                                                   --------------            --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                    $ 1,633                   $ 1,633
                                                                                   --------------            --------------

          Total Other Assets                                                               1,633                     1,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 1,633                   $ 1,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     15,779                    13,079
     Notes Payable - Related Parties                                                      54,382                    54,382
     Note Payable - Other                                                                 15,080                    15,080
                                                                                   --------------            --------------

          Total Current Liabilities                                                       89,128                    86,428
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2002 and 2001
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (109,994)                 (107,294)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (87,495)                  (84,795)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,633                   $ 1,633
                                                                                   ==============            ==============

See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                  (Unaudited)



                                                                                                                       July 16, 1997
                                                              Three-Months Ended                   Six-Months Ended   (Inception) to
                                                                  June 30,                            June 30,              June 30,
                                                            2004              2003              2004              2003          2004
                                                            ----              ----              ----              ----          ----

REVENUES

   Miscellaneous Revenue                                     $ -               $ -               $ -               $ -        $ 528
                                                        --------          --------          --------          --------    ---------
Total Income                                                   -                 -                 -                 -          528
                                                        --------          --------          --------          --------    ---------
EXPENSES
     Operating Expenses                                        -               120                 -               240       72,076
     Office Expenses                                           -                 -                 -                 -       17,615
     Bank Charges                                              -                 -                 -                 -          211
                                                        --------          --------          --------          --------    ---------
Total Operating Expenses                                       -               120                 -               240       89,902
                                                        --------          --------          --------          --------    ---------
Other Income and Expenses
     Interest Income                                           -                 -                 -                 -            5
     Interest Expense                                     (1,350)           (1,350)           (2,700)           (2,700)     (20,625)
                                                        --------          --------          --------          --------    ---------
Net Other Income (Expense)                                (1,350)           (1,350)           (2,700)           (2,700)     (20,620)
                                                        --------          --------          --------          --------    ---------
Net Loss from Operations                                $ (1,350)         $ (1,470)         $ (2,700)         $ (2,940)   $(109,994)
                                                        ========          ========          ========          ========    =========
Per Share Information
Profit (Loss) per common share                            *                 *
                                                        ========          ========
Weighted average number of shares outstanding            786,534           786,534
                                                        ========          ========

* Less than $.01

See Accountants' Review Report


                                 LIFE USA, INC.
                         A (Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2004

                                  (Unaudited)

                                                                                                 Deficit
                                                                                                Accumulated
                                                       Common Stocks           Additional      During the          Total
                                                                                 Paid-In        Development       Stockholders'
                                                  Shares          Amount         Capital          Stage            Equity
                                                  ------          ------         -------          -----            ------

Balance - July 16, 1997                                 -             $ -            $ -                                $ -

Issuance of Stock for Cash 7/97                   195,000              20          4,972                -             4,992

Issuance of Stock for Services 5/98               286,000              29          7,293                -             7,322

Issuance of Stock for Services 12/98               29,370               3            878                -               881

Net Loss for Period                                     -               -              -          (45,414)          (45,414)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 1998                       510,370              52         13,143          (45,414)          (32,219)
                                                  -------            ----        -------        ---------         ---------
Issuance of Stock for Services 8/99               212,730              21          6,361                -             6,382

Issuance of Stock for Cash  9/99                    1,050               -          1,050                -             1,050

Net Loss for the Year                                   -               -              -          (19,750)          (19,750)
                                                  --------           ----        -------        ---------         ---------
Balance - December 31, 1999                       724,150              73         20,554          (65,164)          (44,537)
                                                  --------           ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -          (17,163)          (17,163)
                                                  --------           ----        -------        ---------         ---------
Balance - December 31, 2000                       724,150              73         20,554          (82,327)          (61,700)

Issuance of Stock for Services 1/01                62,384               6          1,866                -             1,872

Net Loss for the Year                                   -               -              -          (10,691)          (10,691)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2001                       786,534              79         22,420          (93,018)          (70,519)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,245)           (7,245)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2002                       786,534              79         22,420         (100,263)          (77,764)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Year                                   -               -              -           (7,031)           (7,031)
                                                  -------            ----        -------        ---------         ---------
Balance - December 31, 2003                       786,534              79         22,420         (107,294)          (84,795)
                                                  -------            ----        -------        ---------         ---------
Net Loss for the Period                                 -               -              -           (2,700)           (2,700)
                                                  -------            ----        -------        ---------         ---------
Balance - June 30, 2004                           786,534            $ 79        $22,420        $(109,994)        $ (87,495)
                                                  =======            ====        =======        =========         =========

See Accountants' Review Report



                                                                                   (Restated)                        July 16, 1997
                                                                                 Six-Months Ended                   (Inception) to
                                                                                     June 30,                           June 30,
                                                                                2004               2003                 2004
                                                                                ----               ----                 ----

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                        $ (2,700)           $(2,940)            $ (109,994)
          Stock issued for services                                                  -                  -                 16,457
          Amortization                                                               -                240                  2,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                                                               3,887
     Increase (Decrease) in Accrued Expenses -Interest                           2,700              2,700                 15,779
                                                                              --------            -------             ----------
Net Cash Provided by Operating Activities                                            -                  -                (71,674)
                                                                              --------            -------             ----------

Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                              -                  -                 (3,830)
                                                                              --------            -------             ----------
Net Cash from Investing Activities                                                   -                  -                 (3,830)
                                                                              --------            -------             ----------
Cash Flows from Financing Activities
     Proceeds for Notes                                                              -                  -                 69,462
     Proceeds from stock issuance                                                    -                  -                  6,042
                                                                              --------            -------             ----------
Net Cash from (Used by) Financing Activities                                         -                  -                 75,504
                                                                              --------            -------             ----------
Increase (Decrease) in Cash                                                          -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                      -                  -                      -
                                                                              --------            -------             ----------
Cash and Cash Equivalents - End of Period                                          $ -                $ -                    $ -
                                                                              ========            =======             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -                $ -                    $ -
                                                                              ========            =======             ==========
  Cash paid for income taxes                                                       $ -                $ -                    $ -
                                                                              ========            =======             ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -                $ -               $ 16,457
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

Results of Operations for the Quarter Ended June 30, 2004
- ------------------------------------------------------------------------------

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

Comparison of Operating Results for the Six Month Period Ended June 30, 2004
- ------------------------------------------------------------------------------
and June 30, 2003
- -----------------------

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


Liquidity and Capital Resources
- --------------------------------

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