Form 10QSB/A
period 2004-09-30
LIFE USA INC
filed 2005-07-13
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB/A


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
- -----------------                                   ----------------------
September 30, 2004                                       000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                            84-142675
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                           80219
- -------------------------------------------------                       -----
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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
May 31, 2005




                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                                                                    (Restated)
                                                                                     September 30,          December 31,
                                                                                       2004                      2003
                                                                                   --------------            --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                      1,633                     1,633
                                                                                   --------------            --------------

          Total Other Assets                                                               1,633                     1,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                             $ 1,633                   $ 1,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     17,129                    13,079
     Notes Payable - Related Parties                                                      54,382                    54,382
     Note Payable - Other                                                                 15,080                    15,080
                                                                                   --------------            --------------

          Total Current Liabilities                                                       90,478                    86,428
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2003, and
     September 30, 2004
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (111,344)                 (107,294)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (88,845)                  (84,795)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,633                   $ 1,633
                                                                                   ==============            ==============

See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations




                                                                                                                      July 16, 1997
                                                         Three-Months Ended                  Nine-Months Ended       (Inception) to
                                                           September 30,                       September 30,           September 30,
                                                       2004              2003             2004              2003               2004
                                                       ----              ----             ----              ----               ----

REVENUES

   Miscellaneous Revenue                                    $ -               $ -              $ -               $ -          $ 528
                                                       --------          --------         --------          --------     ----------
Total Income                                                  -                 -                -                 -            528
                                                       --------          --------         --------          --------     ----------
EXPENSES
     Operating Expenses                                       -               120                -               360         72,076
     Office Expenses                                          -                 -                -                 -         17,615
     Bank Charges                                             -                 -                -                 -            211
                                                       --------          --------         --------          --------     ----------
Total Operating Expenses                                      -               120                -               360         89,902
                                                       --------          --------         --------          --------     ----------
Other Income and Expenses
     Interest Income                                          -                 -                -                 -              5
     Interest Expense                                    (1,350)           (1,350)          (4,050)           (4,050)       (21,975)
                                                       --------          --------         --------          --------     ----------
Net Other Income (Expense)                               (1,350)           (1,350)          (4,050)           (4,050)       (21,970)
                                                       --------          --------         --------          --------     ----------
Net Loss from Operations                               $ (1,350)         $ (1,470)        $ (4,050)         $ (4,410)    $ (111,344)
                                                       ========          ========         ========          ========     ==========
Per Share Information
Profit (Loss) per common share                           *                 *                 (0.01)            (0.01)
                                                       ========          ========         ========          ========
Weighted average number of shares outstanding           786,534           786,534          786,534           786,534
                                                       ========          ========         ========          ========

* Less than $.01

See Accountants' Review Report



                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               September 30, 2004

                                                                                             Deficit
                                                                                           Accumulated
                                                   Common Stocks            Additional      During the           Total
                                                                             Paid-In       Development         Stockholders'
                                               Shares          Amount        Capital          Stage             Equity
                                               ------          ------        -------          -----             ------


Balance - July 16, 1997                               -             $ -            $ -                                 $ -

Issuance of Stock for Cash 7/97                 195,000              20          4,972                 -             4,992

Issuance of Stock for Services 5/98             286,000              29          7,293                 -             7,322

Issuance of Stock for Services 12/98             29,370               3            878                 -               881

Net Loss for Period                                   -               -              -           (45,414)          (45,414)
                                                -------            ----        -------        ----------         ---------
Balance - December 31, 1998                     510,370              52         13,143           (45,414)          (32,219)
                                                -------            ----        -------        ----------         ---------
Issuance of Stock for Services 8/99             212,730              21          6,361                 -             6,382

Issuance of Stock for Cash  9/99                  1,050               -          1,050                 -             1,050

Net Loss for the Year                                 -               -              -           (19,750)          (19,750)
                                                -------            ----        -------        ----------         ---------
Balance - December 31, 1999                     724,150              73         20,554           (65,164)          (44,537)
                                                -------            ----        -------        ----------         ---------
Net Loss for the Year                                 -               -              -           (17,163)          (17,163)
                                                -------            ----        -------        ----------         ---------
Balance - December 31, 2000                     724,150              73         20,554           (82,327)          (61,700)

Issuance of Stock for Services 1/01              62,384               6          1,866                 -             1,872

Net Loss for the Year                                 -               -              -           (10,691)          (10,691)
                                                -------            ----        -------        ----------         ---------
Balance - December 31, 2001                     786,534              79         22,420           (93,018)          (70,519)
                                                -------            ----        -------        ----------         ---------
Net Loss for the Year                                 -               -              -            (7,245)           (7,245)
                                                -------            ----        -------        ----------         ---------
Balance - December 31, 2002                     786,534              79         22,420          (100,263)          (77,764)
                                                -------            ----        -------        ----------         ---------
Net Loss for the Year                                 -               -              -            (7,031)           (7,031)
                                                -------            ----        -------        ----------         ---------
Balance - December 31, 2003                     786,534              79         22,420          (107,294)          (84,795)
                                                -------            ----        -------        ----------         ---------
Net Loss for the Period                               -               -              -            (4,050)           (4,050)
                                                -------            ----        -------        ----------         ---------
Balance - September 30, 2004                    786,534            $ 79        $22,420        $ (111,344)        $ (88,845)
                                                =======            ====        =======        ==========         =========

See Accountants' Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                             Statement of Cash Flows

                                Indirect Method

                                                                                  (Restated)                        July 16, 1997
                                                                                Nine-Months Ended                  (Inception) to
                                                                                   September 30,                     September 30,
                                                                               2004               2003                 2004
                                                                               ----               ----                 ----

Cash Flows from Operating Activities:
     Net (Loss)                                                              $ (4,050)           $(4,410)             $ (111,344)
          Stock issued for services                                                 -                  -                  16,457
          Amortization                                                              -                360                   2,197
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                        -                  -                   3,887
     Increase (Decrease) in Accrued Expenses-Interest                           4,050              4,050                  17,129
                                                                             --------            -------              ----------

Net Cash Provided by Operating Activities                                           -                  -                 (71,674)
                                                                             --------            -------              ----------
Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                             -                  -                  (3,830)
                                                                             --------            -------              ----------
Net Cash from Investing Activities                                                  -                  -                  (3,830)
                                                                             --------            -------              ----------
Cash Flows from Financing Activities
     Proceeds for Notes                                                             -                  -                  69,462
     Proceeds from stock issuance                                                   -                  -                   6,042
                                                                             --------            -------              ----------
Net Cash from (Used by) Financing Activities                                        -                  -                  75,504
                                                                             --------            -------              ----------
Increase (Decrease) in Cash                                                         -                  -                       -

Cash and Cash Equivalents - Beginning of Period                                     -                  -                       -
                                                                             --------            -------              ----------
Cash and Cash Equivalents - End of Period                                         $ -                $ -                     $ -
                                                                             ========            =======              ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                  $ -                $ -                     $ -
                                                                             ========            =======              ===========
  Cash paid for income taxes                                                      $ -                $ -                     $ -
                                                                             ========            =======              ===========
NON-CASH TRANSACTIONS
  Stock issued for services                                                       $ -                $ -                $ 16,457
                                                                             ========            =======              ===========

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

Item 2.  Management's Discussion and Analysis or Plan of Operation
- ------------------------------------------------------------------


Results of Operations for the Quarter Ended September 30, 2004
- --------------------------------------------------------------

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


Comparison of Operating Results for the Nine Month Period Ended Septemer 30,
- ----------------------------------------------------------------------------
2004 and September 30, 2003
- ---------------------------

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

Liquidity and Capital Resources
- -------------------------------

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


Item 2.  Change in Securities
- -----------------------------

         None


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

         (Not applicable)


Item 4.  Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

         (Not applicable)


Item 5.  Other Information
- --------------------------

         (Not applicable)


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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


                                        LIFE USA, INC.

Date: June 29, 2005

                                        By: /s/ Kelly Kendall
                                            ------------------------------
                                            Kelly Kendall, President