Form 10KSB/A
period 2004-12-31
LIFE USA INC
filed 2005-07-13
CIK 1235096

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

Technology and Security
- -----------------------


The Company contracts on a month to month basis with a Web site provider. The Company spent $1,200 on its website in 2003-2004. The site is not up and operating.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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





Michael Johnson & Co., LLC
Denver, Colorado
May 31, 2005
/s/Michael Johnson & Co., LLC



                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                        For the Years Ended December 31,





                                                                                   2004                      2003
                                                                                   --------------            --------------


ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                      $ 633                   $ 1,633
                                                                                   --------------            --------------

          Total Other Assets                                                                 633                     1,633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                               $ 633                   $ 1,633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     19,110                    13,079
     Notes Payable                                                                         3,750                         -
     Note Payable - Related Parties                                                       54,382                    54,382
     Note Payable - Other                                                                 15,080                    15,080
                                                                                   --------------            --------------

          Total Current Liabilities                                                       96,209                    86,428
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2003 and 2002
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (118,075)                 (107,294)
                                                                                   --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                               (95,576)                  (84,795)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 633                   $ 1,633
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



                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                          For Years Ended December 31,
                                Indirect Method


                                                                                                                 July 16, 1997
                                                                                                                (Inception) to
                                                                                                                 December 31,
                                                                                                                 (Inception) to
                                                                                                                 December 31,
                                                                                 2004               2003                 2004
                                                                                 ----               ----                 ----

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                       $(10,781)           $(7,031)            $ (118,075)
          Stock issued for services                                                 -                  -                 16,457
          Amortization                                                          1,000              1,000                  3,117
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable and Accruals-Interest              9,781              6,031                 22,997
                                                                             --------            -------             ----------
Net Cash Used for Operating Activities                                              -                  -                (75,504)
                                                                             --------            -------             ----------

Cash Flows from Investing Activities:

     Purchase of Intangible Assets                                                  -                  -                 (3,750)
                                                                             --------            -------             ----------
Net Cash Used for Investing Activities                                              -                  -                 (3,750)
                                                                             --------            -------             ----------
Cash Flows from Financing Activities
     Proceeds for Notes                                                             -                  -                 73,212
     Proceeds from stock issuance                                                   -                  -                  6,042
                                                                             --------            -------             ----------
Net Cash from Financing Activities                                                  -                  -                 79,254
                                                                             --------            -------             ----------
Increase (Decrease) in Cash                                                         -                  -                      -

Cash and Cash Equivalents - Beginning of Period                                     -                  -                      -

Cash and Cash Equivalents - End of Period                                         $ -                $ -                    $ -
                                                                             ========            =======             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                  $ -                $ -                    $ -
                                                                             ========            =======             ==========
  Cash paid for income taxes                                                      $ -                $ -                    $ -
                                                                             ========            =======             ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                       $ -                $ -               $ 16,457
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
                                                   ==========      ===========

At December 31, 2004, the Company had net operating loss carryforwards of approximately $118,075 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

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