Form 10QSB/A
period 2005-03-31
LIFE USA INC
filed 2005-07-13
CIK 1235096

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


Michael Johnson & Co., LLC
Denver, CO
May 31, 2005

/s/Michael Johnson & Co., LLC





                                                                                       March                 December 31,
                                                                                       2005                      2004
                                                                                   --------------            --------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                        633                       633
                                                                                   --------------            --------------

          Total Other Assets                                                                 633                       633
                                                                                   --------------            --------------

TOTAL ASSETS                                                                               $ 633                     $ 633
                                                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                    $ 3,887                   $ 3,887
     Accrued Expenses                                                                     20,460                    19,110
     Notes Payable                                                                         3,750                     3,750
     Notes Payable - Related Parties                                                      54,382                    54,382
     Notes Payable - Other                                                                15,080                    15,080
                                                                                   --------------            --------------

          Total Current Liabilities                                                       97,559                    96,209
                                                                                   --------------            --------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           79                        79
     786,534 shares issued and outstanding at December 31, 2004 and 2003
     Additional paid-in capital                                                           22,420                    22,420
     Deficit accumulated during the development stage                                   (119,425)                 (118,075)
                                                                                   --------------            --------------

TOTAL STOCKHOLDERS' EQUITY                                                               (96,926)                  (95,576)
                                                                                   --------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 633                     $ 633
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