Form 10QSB/A
period 2005-03-31
LIFE USA INC
filed 2005-08-05
CIK 1235096

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

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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


Michael Johnson & Co., LLC
Denver, CO
May 31, 2005
August 3, 2005
/s/Michael Johnson & Co.,LLC





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