Form 10QSB
period 2005-06-30
LIFE USA INC
filed 2005-08-12
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB
                 Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- ------------------                                    ----------------------
June 30, 2005                                            000-50294


                                  LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                               84-142675
- ------------------------                               -----------------------
(State of incorporation)                               IRS Employer ID Number


1020 W. Timbervale Trail, Highlands Ranch, CO                            80219
- --------------------------------------------------                       -----
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

                   786,534 common shares as of June 30, 2005

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

                                   LIFE USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                     FOR THE SIX-MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                               JASPERS + HALL, PC
                          CERTIFIED pUBLIC aCCOUNTANTS

                        9175 E. Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Life USA, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Life USA, Inc. (A Development Stage Company) as of June 30, 2005 and the related statements of operations for the three and six months ended June 30, 2005, and for the period July 16, 1997 (inception) to June 30, 2005, stockholders' equity, and statements of cash flows for the six-months ended June 30, 2005 and for the period July 16, 1997 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated May 31, 2005, expressed an unqualified opinion. They have performed no auditing duties since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company is in the development stage and will require funds from profitable operations, from borrowing, or from sale of equity securities to execute its business plan. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.

Jaspers + Hall, PC
Denver, Colorado
August 2, 2005
/s/Jaspers + Hall, PC



                                 LIFE USA, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                  (Unaudited)





                                                                                          June 30,                 December 31,
                                                                                            2005                       2004
                                                                                       ---------------            ---------------

ASSETS

Other Assets:
     Product Design & Trademark (Net)                                                           $ 633                      $ 633
                                                                                       ---------------            ---------------

          Total Other Assets                                                                      633                        633
                                                                                       ---------------            ---------------

TOTAL ASSETS                                                                                    $ 633                      $ 633
                                                                                       ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                         $ 3,887                    $ 3,887
     Accrued Expenses                                                                          21,810                     19,110
     Note Payable                                                                               3,750                      3,750
     Notes Payable - Related Parties                                                           69,462                     69,462
                                                                                       ---------------            ---------------

          Total Current Liabilities                                                            98,909                     96,209
                                                                                       ---------------            ---------------

Stockholders' Equity (Deficit)
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                                79                         79
     786,534  shares  issued and  outstanding  at June 30, 2005 and December 31,
     2004.
     Additional paid-in capital                                                                22,420                     22,420
     Deficit accumulated during the development stage                                        (120,775)                  (118,075)
                                                                                       ---------------            ---------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          (98,276)                   (95,576)
                                                                                       ---------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $ 633                      $ 633
                                                                                       ===============            ===============

See Accountants Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                  (Unaudited)

                                                                                                                   July 16, 1997
                                              Three-Months Ended                  Six-Months Ended              (Inception) to
                                                   June 30,                            June 30,                       June 30,
                                         2005                 2004          2005                 2004                  2005
                                         ----                 ----          ----                 ----                  ----

REVENUES

   Miscellaneous Revenue                  $ -                  $ -           $ -                  $ -             $ 528
                                     --------             --------      --------             --------         ---------
Total Income                                -                    -             -                    -               528
                                     --------             --------      --------             --------         ---------
EXPENSES
     Operating Expenses                     -                    -             -                    -            73,076
     Office Expenses                        -                    -             -                    -            21,365
     Bank Charges                           -                    -             -                    -               211
                                     --------             --------      --------             --------         ---------
Total Operating Expenses                    -                    -             -                    -            94,652
                                     --------             --------      --------             --------         ---------
Other Income and Expenses
     Interest Income                        -                    -             -                    -                 5
     Interest Expense                  (1,350)              (1,350)       (2,700)              (2,700)          (26,656)
                                     --------             --------      --------             --------         ---------
Net Other Income (Expense)             (1,350)              (1,350)       (2,700)              (2,700)          (26,651)
                                     --------             --------      --------             --------         ---------
Net Loss from Operations             $ (1,350)            $ (1,350)     $ (2,700)            $ (2,700)        $(120,775)
                                     ========             ========      ========             ========         =========
Per Share Information
Profit (Loss) per common share        *                    *
                                     ========             ========
Weighted average number of shares
outstanding                           786,534              786,534
                                     ========             ========

* Less than $.01

See Accountants Review Report


                                 LIFE USA, INC.
                            Statement of Cash Flows
                                  (Unaudited)

                                Indirect Method


                                                                                    (Restated)                     July 16, 1997
                                                                                  Six-Months Ended               (Inception) to
                                                                                      June 30,                       June 30,
                                                                               2005              2004                 2005
                                                                               ----              ----                 ----

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                          $(2,700)          $(2,700)            $ (120,775)
          Stock issued for services                                                   -                 -                 16,457
          Amortization                                                                -                 -                  3,117
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase (Decrease) in Accounts Payable                                                                               3,887
     Increase (Decrease) in Accrued Expenses                                      2,700             2,700                 21,810
                                                                                -------           -------             ----------
Net Cash Provided by Operating Activities                                             -                 -                (75,504)
                                                                                -------           -------             ----------
Cash Flows from Investing Activities:
    Purchase of Intangibles (Trademark)                                               -                 -                 (3,750)
                                                                                -------           -------             ----------
Net Cash from Investing Activities                                                    -                 -                 (3,750)
                                                                                -------           -------             ----------
Cash Flows from Financing Activities
     Proceeds for Notes - Related Party                                               -                 -                 69,462
     Proceeds for Notes                                                                                                    3,750
     Proceeds from stock issuance                                                     -                 -                  6,042
                                                                                -------           -------             ----------
Net Cash from (Used by) Financing Activities                                          -                 -                 79,254
                                                                                -------           -------             ----------
Increase (Decrease) in Cash                                                           -                 -                      -

Cash and Cash Equivalents - Beginning of Period                                       -                 -                      -
                                                                                -------           -------             ----------
Cash and Cash Equivalents - End of Period                                           $ -               $ -                    $ -
                                                                                =======           =======             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                    $ -               $ -                    $ -
                                                                                =======           =======             ==========
  Cash paid for income taxes                                                        $ -               $ -                    $ -
                                                                                =======           =======             ==========
NON-CASH TRANSACTIONS
  Stock issued for services                                                         $ -               $ -               $ 16,457
                                                                                =======           =======             ==========

See Accountants Review Report


                                 LIFE USA, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2005

                                  (Unaudited)



                                                                                                      Deficit
                                                                                                      Accumulated
                                                         Common Stocks             Additional       During the            Total
                                                                                     Paid-In          Development     Stockholders'
                                                    Shares           Amount          Capital           Stage             Equity
                                                    ------           ------          -------           -----             ------

Balance - July 16, 1997                                     -              $ -             $ -                                  $ -

Issuance of Stock for Cash 7/97                       195,000               20           4,972                 -              4,992

Issuance of Stock for Services 5/98                   286,000               29           7,293                 -              7,322

Issuance of Stock for Services 12/98                   29,370                3             878                 -                881

Net Loss for Period                                         -                -               -           (45,414)           (45,414)
                                                      -------             ------      --------        ----------          ----------
Balance - December 31, 1998                           510,370               52          13,143           (45,414)           (32,219)
                                                      -------             ------      --------        ----------          ----------
Issuance of Stock for Services 8/99                   212,730               21           6,361                 -              6,382

Issuance of Stock for Cash  9/99                        1,050                -           1,050                 -              1,050

Net Loss for the Year                                       -                -               -           (19,750)           (19,750)
                                                      -------             ------      --------        ----------          ----------
Balance - December 31, 1999                           724,150               73          20,554           (65,164)           (44,537)
                                                      -------             ------      --------        ----------          ----------
Net Loss for the Year                                       -                -               -           (17,163)           (17,163)
                                                      -------             ------      --------        ----------          ----------
Balance - December 31, 2000                           724,150               73          20,554           (82,327)           (61,700)

Issuance of Stock for Services 1/01                    62,384                6           1,866                 -              1,872

Net Loss for the Year                                       -                -               -           (10,691)           (10,691)
                                                      -------             ------      --------        ----------          ----------
Balance - December 31, 2001                           786,534               79          22,420           (93,018)           (70,519)
                                                      -------             ------      --------        ----------          ----------
Net Loss for the Year                                       -                -               -            (7,245)            (7,245)
                                                      -------             ------      --------        ----------          ----------
Balance - December 31, 2002                           786,534               79          22,420          (100,263)           (77,764)
                                                      -------             ------      --------        ----------          ----------
Net Loss for the Year                                       -                -               -            (7,031)            (7,031)
                                                      -------             ------      --------        ----------          ----------
Balance - December 31, 2003                           786,534               79          22,420          (107,294)           (84,795)
                                                      -------             ------      --------        ----------          ----------
Net Loss for the Year                                       -                -               -           (10,781)           (10,781)
                                                      -------             ------      --------        ----------          ----------
Balance - December 31, 2004                           786,534               79          22,420          (118,075)           (95,576)
                                                      -------             ------      --------        ----------          ----------
Net Loss for the Period                                     -                -               -            (2,700)            (2,700)
                                                      -------             ------      --------        ----------          ----------
Balance - June 30, 2005                               786,534             $ 79        $ 22,420        $ (120,775)         $ (98,276)
                                                      =======             ======      ========        ==========          ==========

See Accountants Review Report

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six-months ended June 30, 2005 and for the period July 16, 1997 (inception) to June 30, 2005, stockholders' equity, and cash flows for the six-months ended June 30, 2005 and the for the period July16, 1997 (inception) to June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

                                 LIFE USA, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 3 - Notes Payable - Related Party:

Notes payable as of June 30, 2005 are as follows:

         Note payable to Cameron Parker for payments of company
         expenses, incurring interest at 8%, due upon demand.           $15.080

         Note payable to C.K. Swanson for payment of company
         expenses, incurring interest at 8%, due upon demand.            20,166

         Note payable to Mark Urich for payment of company
         expenses, incurring interest at 8%, due upon demand.            12.766

         Note payable to Rocky Mountain Financial for payment
         of company expenses, incurring interest at 8%, due
         upon demand.                                                    21,450
                                                                        --------

                                            Total Notes Payable         $69,462
                                                                        ========

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

Results of Operations for the Quarter Ended June 30, 2005
- ------------------------------------------------------------------------------

     The Company had no revenues or operations for the quarter. The Company incurred no expenses in the quarter in 2005 compared to $120 in the same quarter of 2004. The Company incurred interest expense of $1,350 and $1,350 in the quarter in 2005 and 2004 respectively. The Company had ($1,350) loss in the quarter in 2005 compared to a ($1,350) loss in the quarter in 2004. There was nominal loss per share in 2005 and in 2004. There can be no assurance that the Company will be able to commence business.

Comparison of Operating Results for the Six Month Period Ended June 30, 2005
- ------------------------------------------------------------------------------
and June 30, 2004
- -----------------------

     The Company had no revenues for the period in 2005 or 2004. The Company incurred no expenses in the six months in 2005 and incurred no expenses in 2004 in the same period. The Company accrued interest expense of $2,700 and $2,700 in the six month period in 2005 and 2004, respectively. The Company had ($2,700) loss in 2005 compared to a loss of ($2,700) in 2004 in the period. The loss per share in the period was nominal in 2005 and in 2004.


Liquidity and Capital Resources
- --------------------------------

     At June 30, 2005, the Company had no in cash and $633 in other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $98,909, all of which is current, no cash, nominal assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

   Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $375,000.


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