Form 10QSB
period 2005-09-30
LIFE USA INC
filed 2005-11-23
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB
Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934


For Quarter Ended                 Commission File Number
------------------                  ----------------------
September 30, 2005                      000-50294


                                 LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                               84-142675
-------------------------              ----------------------
(State of incorporation)               IRS Employer ID Number


                        2475 Broadway, Boulder, CO 80304
                        --------------------------------
              (Address of principal executive offices) (Zip Code)


                                 303 - 415 1900
                                 --------------
                        (Registrant's Telephone number)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          9,086,534 common shares as of November 9, 2005

             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

   For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

   The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

   The financial statements have been prepared by Life USA, Inc. with a review pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's Form 10-KSB, and the audited financial statements of Neuro Nutrition, Inc. as included in 8K 12g(3).

                                 LIFE USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


To the Board of Directors
Life USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Life USA, Inc., a development stage company, as of September 30, 2005, and the related consolidated statements of operations for the three-months and nine-months ended September 30, 2005, the related statement of stockholders' deficit, and the consolidated statements of cash flows for the nine-months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC.
Denver, Colorado
November 11, 2005

                                 LIFE USA, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                    Unaudited

                                        September 30       December 31
                                                2005              2004
                                            --------       -----------
ASSETS
    Cash and cash equivalents            $    67,404      $          0
    Accounts Receivable - trade                1,446                 0
    Accounts Receivable - officer              3,898                 0
    Inventory                                103,640                 0
    Prepaid Expenses                           8,904                 0
                                           ---------        ----------
   Total Current Assets                      185,292                 0

Other Assets:
    Fixed Assets (Net)                         2,687                 0
    Product Design & Trademark (Net)         241,667                 0
                                          ----------        ----------
  Total Other Assets                         244,354                 0
                                          ----------        ----------
TOTAL ASSETS                              $  429,646        $        0
                                          ==========        ==========




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                       $  154,862        $        0
   Accrued Expenses                           26,942                 0
   Convertible Notes Payable                 345,000                 0
   Note Payable                               15,080                 0
                                          ----------       -----------
     Total Current Liabilities               541,884                 0
                                          ----------       -----------
Stockholders' Equity (Deficit)
   Common Stock. $0.0001 par value,
     100,000,000 shares authorized,
     9,086,534 shares issued and
       outstanding,
     at September 30, 2005 and
     December 31, 2004                           909                 0
   Common Stock - to be issued                    45                 0
   Additional paid-in capital                131,416                 0
   Deficit accumulated during
     the development stage                  (244,608)                0
                                         -----------        ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (112,238)                0
                                         -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)           $   429,646        $        0
                                         ===========        ==========

See Accountants' Review Report and the accompanying notes to the financial statements.






                                 LIFE USA, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                    Unaudited


                             Three         July 23           Nine       July 23             July 23
                            Months            2004         Months          2004                2004
                             Ended     (Inception)          Ended   (Inception)      (Inception) to
                          Sept. 30     to Sept. 30       Sept. 30   to Sept. 30        September 30
                              2005            2004           2005          2004                2005
                              ----            ----           ----          ----                ----

REVENUES
  Sales Revenue           $ 13,884         $     -      $ 17,573       $      -           $  17,573
  Cost of Goods Sold         7,119               -        11,835              -              11,835
                          --------         -------      --------       --------           ---------
  Gross profit               6,765               -         5,738              -               5,738

EXPENSES
   Goodwill write off       14,454               -        14,454              -              14,454
   Operating Expenses      125,000               -       209,451              -             209,451
   Depreciation and
     amortization            8,524               -         8,524              -               8,524
                          --------        --------      --------       --------           ---------
Total Operating Expenses   147,978               -       232,429              -             232,429
                          --------        --------      --------       --------           ---------
Other Income and Expenses
   Interest Income               -               -             -              -                   -
   Interest Expense         (9,500)              -       (17,917)             -             (17,917)
                          --------        --------      --------       --------           ---------
Net Other Income
  (Expense)                 (9,500)              -       (17,917)             -             (17,917)
                          --------        --------      --------       --------           ---------
Net Loss from Operations $(150,731)       $      -    $ (244,608)      $      -          $ (244,608)
                          ========        ========      ========       ========           =========
Per Share Information
Profit (Loss) per
   common share
  Basic                  $   (0.06)      $   (0.00)   $    (0.21)       $ (0.00)
  Fully Diluted              (0.06)          (0.00)   $    (0.21)       $ (0.00)
                         ========         ========    ==========        =======
Weighted average
number of shares
outstanding              2,410,447               0     1,155,217              0

                         =========        ========     =========        =======

See Accountants' Review Report and the accompanying notes to the financial statements.






                                 LIFE USA, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                 Indirect Method
                                    Unaudited


                                              Nine        July 23           July 23
                                            Months           2004              2004
                                             Ended    (Inception)    (Inception) to
                                          Sept. 30    to Sept. 30      September 30
                                              2005           2004              2005
                                              ----           ----              ----

Cash Flows from Operating Activities:
   Net Profit (Loss)                      $ (244,608)       $     -       $ (244,608)
 Adjustments to reconcile net loss
    to net cash used
    by operating activities
  Stock Issuance for services                    275              -               275
  Amortization and depreciation                8,524              -             8,524
  Goodwill write-off                          14,454              -            14,454
  Decrease (increase) Accounts Receivable     (5,344)             -            (5,344)
  Decrease (increase) in other assets       (112,544)             -          (112,544)
  Increase (Decrease) in Accounts Payable     51,623              -            51,623
  Increase (Decrease) in Accrued Expenses      5,126              -             5,126
                                             -------        -------           -------
Net Cash Provided (used)
   by Operating Activities                  (282,493)             -          (282,493)
                                             -------        -------           -------
Cash Flows from Investing Activities:
   Equipment acquired                         (2,878)             -            (2,878)
                                           -------        -------           -------
Net Cash from Investing Activities            (2,878)             -            (2,878)
                                           -------        -------           -------
Cash Flows from Financing Activities
   Proceeds (redemption) Notes               345,000              -           345,000
   Proceeds from stock issuance                7,775              -             7,775
                                           -------        -------           -------
Net Cash provided (used) by
   Financing Activities                      352,775              -           352,775
                                           -------        -------           -------
Increase (Decrease) in Cash                   67,404              -            67,404

Cash and Cash Equivalents -
 Beginning of Period                               -              -                 -
                                             -------        -------        ----------
Cash and Cash Equivalents -
 End of Period                              $ 67,404      $       -        $   67,404
                                             =======        =======        ==========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

 Cash paid for interest expense             $      -        $     -          $      -
                                             =======        =======        ==========
 Cash paid for income taxes                 $      -        $     -          $      -
                                             =======        =======        ==========
NON-CASH TRANSACTIONS
 Stock issued for services                  $    275        $     -          $    275
 Acquisition Rosedale name
  for 250,000 common shares plus
  $125,000 as a payable                     $250,000        $     -          $250,000
                                             =======        =======        ==========

See Accountants' Review Report and the accompanying notes to the financial statements.




                                                            LIFE USA, Inc.
                                                     (A Development Stage Company)
                                                  Statement of Stockholders' Deficit

                                                        Common   Additional
                                  Common Stock        Stock to      Paid-In   Retained
                                        Shares    Amount   be issued      Capital    Deficit      Totals
                                  ------    ------   ---------      -------   --------    --------

Balance-July 23, 2004
(Inception)                         -    $    -      $    -       $    -     $    -    $      -
                                  ------    ------   ---------      -------   --------    --------
Balance-December 31, 2004           -         -           -            -          -           -

Recapitalization                 786,534        79           -     (134,259)         -    (134,180)
Stock issued for Rosedale
 name                            250,000        25           -      124,975          -     125,000
Stock issued for services        275,000        27           -          248          -         275
Stock issued for cash          7,775,000       778           -        6,997          -       7,775
Common stock to be issued              -         -          45      133,455          -     133,500
Net loss                               -         -           -            -   (244,608)   (244,608)
                              ----------      ----         ---     --------   ---------  ----------
Balance - September 30, 2005   9,086,534       909          45      131,416   (244,608)  $(112,238)
                              ==========      ====         ===     ========   ========   ==========

See Accountants' Review Report and the accompanying notes to the financial statements.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2005


Note 1 - The Company

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine-months ended September 30, 2005 and for the period July 16, 1997 (inception) to September 30, 2005, stockholders' equity, and cash flows for the nine-months ended September 30, 2005 and the for the period July 16, 1997 (inception) to September 30, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

The acquisition by Life USA, Inc of Neuro Nutrition, Inc. (`Neuro Nutrition"), which closed on September 12, 2005, was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Neuro
Nutrition obtained control of the consolidated entity (the "Company"). Accordingly, the acquisition is recorded as a recapitalization of Neuro Nutrition, with Neuro Nutrition being treated as the continuing entity. The historical financial statements to be presented will be those of Neuro Nutrition.

Note 2 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is a development stage company and has earned limited revenue from operations. The Company's current liabilities exceed current assets by $356,592. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - Accounts Receivable Other

Accounts   Receivable   Other  include  $3,898  advance  to  an  officer  and  a
shareholder.

Note 4 - Inventory

Inventory at September 30, 2005, consisted of the following:
     Raw materials     $98,000
     Finished goods      5,640
                      --------
     Total            $103,640
                      ========

Note 5 - Convertible Notes Payable

Convertible notes payable as of September 30, 2005 consist of the following:

         $50,000 Note payable, convertible into 100,000 shares, due May 27, 2006, incurring interest at 10%, attached to the note are 100,000 warrants exercisable at $0.625 per share.

         $ 25,000 Note payable, convertible into 50,000 shares, due June 7, 2006, incurring interest at 10%.

         $ 50,000 Note payable, convertible into 100,000 shares, due May 27, 2006, interest at 10%.

         $ 75,000 Note payable, convertible into 150,000 shares, due May 27, 2006, incurring interest at 10%, attached to the note are 150,000 warrants exercisable at $0.625 per share.

         $ 20,000 Note payable, convertible into 40,000 shares, due February 28, 2006, incurring interest at 15%, attached to the note are 40,000 warrants exercisable at $0.65 per share.

         $ 50,000 Note payable, convertible into 100,000 shares, due February 28, 2006, incurring interest at 15%, attached to the note are 100,000 warrants exercisable at $0.65 per share.

         $ 75,000 Note payable, convertible into 150,000 shares, due May 27, 2006, incurring interest at 10%, attached to the note are 150,000 warrants exercisable at $0.625 per share.

         --------
         $345,000         Total Convertible Notes Payable. All these notes are
                          unsecured.
         ========

Note 6 - Note Payable

Note payable at September 30, 2005, consisted of the following: $15,080 Note payable at 8%; due on demand; unsecured.

Note 7 - Common Stock to be issued

The Company received during the period ended September 30, 2005, a $113,500 advance which was later converted to a subscription to 454,000 common shares. These shares had not yet been subscribed or issued on September 30, 2005.

Note 8 - Loss Per Share of Common Stock

Basic net loss per share of common stock is computed using the weighted average number of common stock outstanding during the period. Diluted net loss per share, does not differ from basic net loss per share since potential common shares from stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation.

Note 9 - Subsequent events

On November 11, 2005, the company issued additional convertible notes. The main terms of the notes are:

         $    50,000      Note  payable,  unsecured,   convertible  into
                          100,000  shares,  due  November  11,  2006,  incurring
                          interest  at 10%,  attached  to the note  are  200,000
                          warrants exercisable at $0.625 per share.

         $    50,000      Note  payable,  unsecured,   convertible  into
                          100,000  shares,  due  November  11,  2006,  incurring
                          interest  at 10%,  attached  to the note  are  200,000
                          warrants exercisable at $0.625 per share.

         $     5,000      Note payable, unsecured, convertible into 10,000
                          shares,  due November 11, 2006,  incurring interest at
                          10%,   attached  to  the  note  are  20,000   warrants
                          exercisable at $0.625 per share.
         --------
         $105,000   Total Notes payable issued subsequent to September 30, 2005.
         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

     (e) failure to make sales;

     (f) rapid and significant changes in markets;

     (g) litigation with or legal claims and allegations by outside parties;

     (h) insufficient revenues to cover operating costs.

     There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

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

Changes in Financial Condition
-------------------------------

     During the third quarter, the company acquired Meuro Nutrition, Inc. in a share exchange, as a wholly owned subsidiary. From an accounting viewpoint this is treated as a reverse takeover. This resulted in substantial changes in capitalization due to the cash, and inventory assets of Neuro Nutrition, as well as changes (increases) in debt acquired through Neuro. The results are that, due to the Neuro Nutrition Acquistion, the company's current assets increased to $185,292, and other assets increased to $244,354, for a total of $429,646 at September 30, 2005. The liabilities of Neuro Nutrition constitute accounts payable of $154,862, accrued expenses of $26,942, and notes payable of $345,000 and $15,080. Total liabilities are $541,884, all of which are current, at period end. The company has a deficit in working capital at September 30, 2005 of $356,592. Since September 30, 2005 the company has borrowed $105,000 in notes due November 11, 2006, to increase its operating cash. After quarter end the company converted a $113,500 advance to a subscription for 454,000 common shares.

Results of Operations for the Quarter Ended September 30, 2005 Compared to Same Period in 2004
--------------------------------------------------------------------------------

     The company had operating revenues from sales of product in 2005, compared to no revenues in 2004 in the quarter. Revenues for the quarter ended September 30, 2005 were $13,884, and Cost of Goods Sold amounted to $7,119 resulting in gross profit of $6,765. The Company incurred $147,978 operating expenses, which included $125,000 for salaries, legal, accounting, administrative, and depreciation/amortization of $22,978 for total expenses of $147,978. These expenses of $147,978 in the quarter in 2005 compare to none in the quarter in 2004 when there was no activity of the parent or the subsidiary. The Company incurred interest expense of $9,500 in the third quarter in 2005. The company experienced a loss on operations of $150,731 in the quarter in 2005 compared to no loss on no operations in the quarter in 2004. The net loss per share was ($.06) in the quarter in 2005 compared to none in the same quarter in 2004.

     The company acquired Neuro Nutrition, Inc. as a wholly owned subsidiary, in September 2005, in exchange for 8,300,000 shares of common stock. The parent company, Life USA, Inc. had no operations until the acquisition of its subsidiary, Neuro Nutrition, Inc. Neuro Nutrition is engaged in the marketing of nutraceutical products, and during the quarter, it continued its business plan by acquiring inventory, building sales volume, designing marketing and obtaining operating capital through loans. The operation of Neuro are included in this report as the successor company.

The company (which as discussed herein treats Neuro as the successor company) purchased wholesale inventory of Krill product from NTO, as well as Joint Formula capsules from Sierra Sil, totaling $103,640. The company continued to work toward increasing sales and did increase its sales volume from $3,689 in the preceding quarter to $13,884 in the third quarter.

Comparison of Operating Results for the Nine Month Period Ended September 30, 2005 and September 30, 2004
--------------------------------------------------------------------------------

     Revenues for the nine months ended September 30, 2005 were $17,573, from product sales and Cost of Goods Sold amounted to $11,835 for a gross profit of $5,738. The Company had no revenues for the nine month period in 2004. In the period in 2005, primarily through Neuro Nutrition, the company, incurred operating expenses of $209,541, including salaries, consulting, general and administrative and incurred other goodwill write off, amortization and depreciation of $22,978 for total expenses of $232,429. The company also incurred interest expense of $17,917 on its loans, for an aggregate loss of ($244,608)in the period in 2005 compared to no loss in the period in 2004. The Company experienced, for the nine month period, a ($.21) loss per share in 2005, compared to no profit loss per share in 2004.

           In the nine month period in 2005 the Company acquired Neuro Nutrition, Inc. as more fully discussed in the Results of Operations for the quarter ended September 30, 2005 above. The result of the acquisition of Neuro Nutrition is that the Results of Operations of Neuro Nutrition are treated as the operations of the successor company. Life USA, Inc., as the parent, had no operations in 2005 separately, prior to the acquisition of Neuro Nutrition.

         During  the  nine  months  in  2005  ended  September  30,  2005  Neuro
Nutrition, the wholly owned subsidiary, developed its business plan in nutraceutical marketing, raised $345,000 in debt, convertible to equity, acquired inventory, designed labels, began marketing, and commenced sales. At period end it had inventory of $103,640 and had achieved sales in the period of $17,573 resulting in a gross profit on sales of $5,738 or 32%. In the same period in 2004, Life USA, Inc. had no revenues or expenses, no activities, and Neuro Nutrition had not yet been active.

     Management believes the trend of losses will continue at about the same rate for the last quarter of 2005 and first quarter of 2006. The company anticipates increasing its marketing efforts through the infusion of capital to pay for advertising media and sales promotional costs.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2005, the Company had $67,404 in cash and $117,888 in other current assets with which to conduct operations. In a subsequent event, the Company raised $105,000 through the issuance of additional convertible notes payable. The subsequently increased liquidity will be sufficient to expand operations and marketing efforts, and to fund expected operational losses through January 2006. All outstanding convertible notes become due during the year 2006, and there is no guarantee that the notes will be converted into Common Stock.

NEED FOR ADDITIONAL FINANCING

   No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to fund expected operational losses. Life USA Inc. intents to seek additional funding through the issuance of debt, shares or other instruments to fund the Company's business plan. If we are unable to raise additional funding our working capital will be insufficient to successfully execute our business plan. The company plans to conduct a Private Placement of common stock to attempt to raise a total of $1,000,000 in the next six months.


   Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may compensate certain providers of services by issuances of stock or warrants in lieu of cash.


GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Review Report. There is substantial doubt about the ability of the Company to continue as a "going concern" At quarter end, the Company has $67,404 in cash, inventory of $103,640, other current assets of $14,248, and other assets of $244,354 approximately. The current debt is in excess of $541,884. Current liabilities exceed current assets by $356,592. The effects of such conditions could cause the Company's failure if additional capital is not raised, or profitable operations are not achieved.

ITEM 3. CONTROLS AND PROCEDURES

a.    Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Operating Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.    Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have materially affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to material deficiencies and material weakness.

              PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS.
----------------------------


454,000 Restricted common shares were issued in satisfaction of a $113,500 cash advance to 2 persons pursuant to the exemption from Registration under Section 4(2) of the Securities Act of 1933. The proceeds were used to pay accrued outstanding debt of the company.

ITEM 2. CHANGE IN SECURITIES.
-------------------------------
     None.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------------------------------------------------------------

     None.

ITEM 5. OTHER INFORMATION.
----------------------------

On November 11, 2005, the company issued additional convertible notes. The material terms of the notes are:

         $  50,000        Note  payable,  unsecured,   convertible  into
                          100,000  shares,  due  November  11,  2006,  incurring
                          interest  at 10%,  attached  to the note  are  200,000
                          warrants exercisable at $0.625 per share.

         $  50,000        Note  payable,  unsecured,   convertible  into
                          100,000  shares,  due  November  11,  2006,  incurring
                          interest  at 10%,  attached  to the note  are  200,000
                          warrants exercisable at $0.625 per share.
         $   5,000        Note payable, unsecured, convertible into 10,000
                          shares,  due November 11, 2006,  incurring interest at
                          10%,   attached  to  the  note  are  20,000   warrants
                          exercisable at $0.625 per share.
         --------
         $105,000         Total Notes payable issued subsequent to September
         ========         30, 2005.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)   Exhibits - #31   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-
                       OXLEY ACT

                 #32 CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)   Reports on Form 8-K

         Filed July 7, 2005 (Change of Auditors)

         Filed September 14, 2005

                  SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      LIFE USA, INC.

Date: November 23, 2005

                      /s/ Rick Newton
                    by: ------------------------------
                      Rick Newton, Chief Executive Officer
                      and Acting Chief Financial Officer