Form 10KSB
period 2005-12-31
LIFE USA INC
filed 2006-04-14
CIK 1235096

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005


                             Commission File Number
                             ----------------------
                                    000-50294


                                 LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


                               Colorado 84-1426725
                ------------------------- -----------------------
                 (State of incorporation) IRS Employer ID Number


                  2300 Canyon Blvd. Suite 4, Boulder, CO 80302
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 303 - 415 1900
                                  ------------
                         (Registrant's Telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         $0.0001 Par Value Common Stock
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
                    [X] Yes                  [__] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB X

Transitional Small Business Disclosure Format (Check one): Yes___; No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __ Yes X No

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on December 31, 2005 was $0 based upon no quote at such date

9,540,534 shares of registrant's $0.0001 par value common stock were outstanding and issued as of December 31, 2005.

PART I                                                                      PAGE

   Item 1.  Description of Business                                         1
   Item 2.  Description of Property                                         4
   Item 3.  Legal Proceedings                                               4
   Item 4.  Submission of Matters to a Vote of Security Holders             4


PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters        4
   Item 6.  Management's Discussion and Analysis or Plan of Operation       6
   Item 7.  Financial Statements                                            8
   Item 8. Changes in and Disagreements With Accountants on Accounting 8 and Financial Disclosure
   Item 8a. Controls and Procedures                                         9
   Item 8b. Other Information                                               9

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               9
   Item 10. Executive Compensation                                         12
   Item 11. Security Ownership of Certain Beneficial Owners and Management 14
   Item 12. Certain Relationships and Related Transactions                 14
   Item 13. Exhibits and Reports on Form 8-K                               15
   Item 14. Principal Accountant Fees and Services                         16

SIGNATURES                                                                 17

                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company status to date is as follows:

1.  The Company generated limited revenues in 2005, and no revenues in 2004.
2.  The Company has limited cash and assets.
3.  The Company has one employee.
4.  The Company has a working capital deficit.
5. The Company has accumulated deficit of ($628,560) as of December 31, 2005, and a working capital deficit of ($440,307) as of December 31, 2005.
6. Auditors for the Company have raised substantial doubt that the Company will have the ability to continue as a going concern.

The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now and has stockholder's deficit of ($432,083) at December 31, 2005.

The Company will be unable to carry out its plan of business without significant additional funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business plan or whether it will incur future operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no committed source. The Company does not have any way to pay its current liabilities, from cash flow or otherwise through loans or capital infusion at this time.

The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans or equity from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time.

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

On September 13, 2005, Life USA, Inc. and Neuro Nutrition, Inc. ("Neuro") signed an agreement whereby, Life USA acquired all of the issued and outstanding shares of Neuro Nutrition, Inc. in exchange for 8,300,000 shares of its common stock. Neuro has become a 100% wholly owned subsidiary of Life USA, Inc.

Neuro was incorporated on July 23, 2004, as 4 Your Life Nutrition Inc., in the state of Colorado, and has been in the development stage since. There was no activity until January 2005. On January 6, 2005, the Company's name was changed to Neuro Nutrition Inc. It is primarily organized for the purpose of distributing health supplements.

The acquisition of Neuro by the Company was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Neuro obtained control of the consolidated entity. Accordingly, the combination of the two companies was recorded as a recapitalization of Life USA, Inc. with Neuro being treated as the continuing entity. The historical financial statements presented are those of Neuro.

BUSINESS

Plan of Operations
-----------------
Life USA is committed to bridging the gap between the scientific community, health care providers, and the health consumer by promoting the benefits of a personal healthcare strategy involving valuable knowledge of nutrition and its effect on disease.

Life USA intends to operate in the overall health care market by serving the health consumer directly, and through corporate wellness and health practitioners. Life USA intends to create a positive and quantifiable change in the health status of this target market through the development and implementation of unique products and services.

Life USA is a nutraceutical marketing and distribution company with a strategic focus of acquiring intellectual property and processes. Life USA intends to market and distribute nutritional products and services in a way that appeals to its target market. Life USA intends to develop proprietary nutraceutical formulations and clinical protocols, to standardize procedures for use in practitioner and corporate settings, and to create co-marketing arrangements to expand the reach of these products and services.

Life USA products and services are intended to support brain acuity, cardiovascular health, and metabolic functioning as well as immune system and muscular skeletal system health. Products and services are intended to be designed to help health consumers with a variety of chronic medical conditions including: heart disease, hypertension, obesity, diabetes, immune system deficiencies, joint problems, and cognitive health.

Life USA products and services will be built on the principals of high-science and high-efficacy in order to attempt to deliver the highest quality outcomes. Products and services are initially identified through an evaluation of independent research findings, and then critically reviewed by an in-house medical advisory board. Some products and services may be further evaluated through clinical trials.

Life USA intends to partner with practitioners and corporate wellness directors to work with their patients/employees by delivering best-in-class, branded protocols, education materials, and products tailored to the most significant health concerns and conditions. In doing so, Life USA intends to position itself as the nutritional distribution channel of choice for the science and medical community.

The Company uses its consumer website www.EnhancedMetabolics.com to market its initial products, and also sells directly to resellers.

Products
--------
Proprietary Krill Blend (currently offered)
         Krill oil is 100% natural and is marketed to promote cellular integrity and cardiovascular function. Rich in Omega-3, 6 and 9 fatty acids, krill oil provides more benefits than fish oil or flax seed. Independent science on krill oil indicates it supports nerve and brain function, joint relief, relieves PMS-related symptoms, maintains healthy skin, and supplies anti-oxidant nourishment to help the body retain its natural buoyancy, youthfulness, and overall quality of life.

         Krill oil will be targeted toward health consumers that are seeking to combat cardiovascular problems, improving brain and nerve function, and joint health through diet, lifestyle changes and nutraceuticals.

Proprietary SierraSil and Krill Blend (currently in manufacturing)
         Life USA has combined forces with Sierra Mountain Minerals. SierraSil is a naturally occurring mineral that is marketed for promoting joint mobility and cartilage integrity. For the many sufferers of Arthritis who are searching for a natural drug-free remedy to promote joint health, Life USA will market a proprietary blend of SierraSil and krill oil to be sold exclusively under a Life USA brand.

Proprietary Krill Blend for Mental Acuity (currently under development)

Proprietary Krill Blend for Heart Health (currently under development)

Capital Raising
----------------
The Company intends to attempt to raise up to $2,000,000 in capital in 2006 in a private placement of common stock. This will allow us to fund our ongoing operational expenses, finance our working capital needs, and initiate our marketing and sales plans. There is no guarantee that Life USA is able to raise the intended amount, nor is there any certainty that the Company is able to raise any funds at all.

Our operations have consumed substantial amounts of cash, and operational cash flows are anticipated to be negative for the foreseeable future. There is substantial doubt about our ability to continue as a going concern.

Product Commitments
--------------------
Life USA made down payments on the production of two additional products. Total unpaid production commitments are less than $25,000. The Company also has $92,838 invested in raw materials for its products, which require additional working capital to be turned into finished goods.

Marketing
----------
Life USA intends to develop and market comprehensive products and services that deliver result oriented solutions for specific conditions. Our ability to execute our sales and marketing plans fully depends on our ability to raise additional funding.

Life USA intends to target a new approach that consumers, practitioners, and corporate wellness directors can adopt into their lifestyle, practice, and programs. As experience with Life USA products and services begins to grow, Life USA intends to help them share their experience with their community, other physicians, and other employers.

During 2006, national PR initiatives are scheduled to be initiated to introduce Life USA products and services to a national audience of consumers and medical practitioners who are actively looking for viable solutions, primarily to obesity and diabetes, and then later to other specific disease conditions.

Allopathic medical clinics will be approached via several methods, this will include; medical conferences for the specialty indicated, sales calls via telephone, in-person sales detailing, direct mailings, internet email, and e-zines (web based magazines and newsletters). Products and serves are intended to be validated clinically, be quantified for success and have companion educational materials that will be appropriate for the doctor, the staff and the patients.

Competition
------------

The nutraceutical market is intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new sales efforts at relatively low cost. In addition, the industry is intensely competitive. Management believes that the critical success factors for companies seeking to sell nutraceutical products include the following: breadth and depth of product offerings, brand recognition, and marketing.

Life USA competes with numerous traditional suppliers and distributors, retail stores, grocery chains and online sellers of the same or competitive products. Although we anticipate that most of our protocols will be complimentary to the more traditional pharmaceutical approaches, we could be competing for the same consumer dollar.

Competitive pressures created by any current or future competitors, or by competitors collectively, could materially hurt the Company's business.

Most competitors have longer operating histories and larger customer bases than the Company. In addition, potential competitors have greater brand recognition and significantly greater financial, marketing and other resources.

Budget
----------
Life USA's 2006 budget is as follows:
  Cost of Goods              $ 650,000
  General Operations            50,000
  Sales & Marketing          1,400,000
  General & Administrative     900,000
  Research & Development       150,000
                           -----------
  Total                    $ 3,150,000
                           ===========

This budget constitutes a conceptual program assuming operating capital and cash flow are available.

Proprietary Rights
-------------------
The Company has proprietary rights to Agilflex (TM), the proprietary blend of Neptune Krill Oil (NKO (TM) ) and Sierra Sil (TM), which the Company has developed.

Employees
----------
The Company is a  development  stage  company and  currently  has one  full-time
employee.   Management  of  the  Company  engages  consultants,   attorneys  and
accountants as necessary. Also see "Executive Compensation".

ITEM 2. DESCRIPTION OF PROPERTIES.

Administrative Offices
----------------------
The Company currently maintains office at 2300 Canyon Blvd. Suite 4, Boulder, Colorado, 80302. The Company pays $1,537 rent per month for the 1150 square ft office. The Company also pays $535 per month rent for its previous office. This second lease obligation continued until March 2006.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) During the fiscal year ended December 31, 2005, the Common Shares were not traded in any venue or market, and there is no active market for the Common Shares at this time.

                                  2005 FISCAL YEAR (1/1/05 TO 12/31/05)
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

     (b) As of December 31, 2005, there were 49 shareholders of record of the Registrant's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements
-----------------------------------------
   In addition to statements of historical fact, this Form 10-KSB contains forward-looking statements. The presentation of future aspects of Life USA, Inc., ("Life USA, Inc." the "Company" or "Issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

   These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Life USA, Inc. actual results to be materially different from any future results expressed or implied by Life USA, Inc. in those statements. Important facts that could prevent Life USA, Inc. from achieving any stated goals include, but are not limited to, the following:

     (a) volatility or decline of the Company's stock price; (b) potential fluctuation in quarterly results; (c) failure of the Company to earn revenues or profits; (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;
     (e) failure to make sales on an increasing basis;
     (f) rapid and significant changes in markets;
     (g) litigation with or legal claims and allegations by outside parties; (h) insufficient revenues to cover operating costs.

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

Changes in Financial Condition
-------------------------------
     During the third quarter, the company acquired Neuro Nutrition, Inc. in a share exchange, as a wholly owned subsidiary. From an accounting viewpoint this is treated as a reverse takeover. This resulted in substantial changes in capitalization due to the cash, and inventory assets of Neuro Nutrition, as well as changes (increases) in debt acquired through Neuro. The results are that, due to the Neuro Nutrition subsidiary, the company's current assets increased to $180,203 and other assets increased to $8,225, for a total of $188,427 at December 31, 2005. The consolidated liabilities increased to accounts payable of $99,805, accrued expenses of $3,329, and convertible notes payable of $500,000 and promissory notes of $17,376. Total liabilities are $620,510, all of which are current, at period end. The company has a deficit in working capital at December 31, 2005 of $440,307.

Comparison of Operating Results for the Year Ended December 31, 2005 and December 31, 2004
--------------------------------------------------------------------------------

The company acquired Neuro Nutrition, Inc. as a wholly owned subsidiary, in September 2005, in exchange for 8,300,000 shares of common stock. The parent company, Life USA, Inc. had no operations until the acquisition of its subsidiary, Neuro Nutrition, Inc. The operations of Neuro are presented in this report as the successor company.

The company had limited operating revenues from sales of product in 2005, compared to no revenues in 2004 in the quarter. Revenues for the year ended December 31, 2005 were $44,961, and Cost of Goods Sold amounted to $28,592 resulting in gross profit of $16,369. The Company incurred $615,355 operating expenses, which included $463,263 for salaries, legal, accounting, administrative, and depreciation, amortization and goodwill write off of $35,728. In addition, the company recorded an impairment loss of $116,667 on the capitalized Ron Rosedale brand name asset. Rosedale, through his conduit Capturing the Fire, Inc., gave the company a cancellation notice on March 21, 2006. The notice fully impaired the asset. The intangible Rosedale asset had been valued at a fair market value. The company had issued 250,000 shares to Capturing the Fire for the use of the Rosedale brand name. Life USA's Board of Directors decided in March 2006 to investigate whether Capturing the Fire validly earned the 250,000 shares.

Total operating expenses of $615,355 in the year 2005 compare to none in the year 2004 when there was no activity of the parent or the subsidiary. The Company incurred interest expense of $29,574 in 2005 including the $116,667 impairment loss. The company experienced a loss on operations of ($628,560) in the fiscal year 2005 compared to no loss on no operations in fiscal 2004. The net loss per share was ($.19) in fiscal 2005 compared to none in fiscal 2004.

The company, (which as discussed herein treats Neuro as the successor company) purchased wholesale inventory of krill product from a supplier NKO, as well as Joint Formula capsules from a supplier Sierra Sil. Inventory was valued at $120,763 on December 31, 2005. There was no inventory a year earlier. The company continued to work toward increasing sales and did increase its sales volume by 97% from $13,884 in the third quarter to $27,388 in the fourth quarter of fiscal 2005.

During the year 2005 Neuro Nutrition, the wholly owned subsidiary, developed its business plan in nutraceutical marketing, raised $500,000 in debt, convertible to equity, acquired inventory, designed labels, began marketing, and commenced sales.

In 2004, Life USA, Inc. had no revenues or expenses, no activities, and Neuro Nutrition had not yet been active.

Management believes that the trend of increasing quarterly losses did not continue into the first fiscal quarter of 2006, because operations were scaled back due to lack of liquidity. Revenues for the first fiscal quarter are expected to increase, while operating expenses have been reduced.

The company anticipates an increase its marketing efforts through the infusion of capital to pay for advertising media and sales promotional costs in the second half of fiscal 2006. These increased marketing and sales efforts fully depend on the ability to raise additional funding. The anticipated loss rate will increase substantially if management is able to increase the sales and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

At year end 2005, the company had $180,203 in current assets including $52,750 in cash, and $120,763 in current product inventory. In 2004 the company had no current assets at year end. The company had current liabilities of $620,510 as of year end, which, when compared with current assets shows a working capital deficit of $(440,307) as of December 31, 2005.

The company does not have sufficient revenue and income to operate in a break-even mode. The company plans to execute an aggressive growth strategy, which requires substantial marketing and sales expenses. The budget for our strategy, which can only be executed if investors provide additional funding, shows an anticipated $2 million deficit for fiscal 2006. The company will need to fund the deficits in operating capital through debt or private placements of its common stock, which other than inventory, is its sole source of liquidity.

CASH FLOWS

The company had negative cash flows from operating activities in 2005 and none in 2004. The increase in negative cash flow is specifically due to the company's marketing efforts, salaries, consulting, administrative, inventory purchases and accounting and legal.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited activities, limited capital, debt in the amount of $517,376, all of which is current, $52,750 in cash, inventory of $120,763 minimal other liquid assets, and no capital commitments. The effects of such conditions could potentially cause the Company's bankruptcy.

Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in 2006 of approximately $2,000,000.

ITEM 7. FINANCIAL STATEMENTS.

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Michael Johnson & Co, formerly auditors for the Company, resigned as auditors as of June 1, 2005, at the request of the Board. Jaspers + Hall, PC were engaged as auditors for Company on June 1, 2005.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Michael Johnson & Co., LLC, for periods up to December 31, 2004 and 2003, was issued containing an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. No report of Michael Johnson & Co., LLC contained an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following individuals are the Company's directors and executive officers:

Name                       Position Held                      Tenure
- ------------------------------------------------------------------------------
Rick N. Newton             Chief Executive Officer and
                           acting Chief Financial Officer     Since 2005
Steve Parkinson            Director, Chairman of the Board    Since 2005
Michael Schuett            Director and President             Since 2005
Kelly Kendall              Director                           Since 2002 *
Wesley F. Whiting          Secretary, Treasurer, and Director Since 2003 *
Leland E. Watson, II       Director                           Since 2003 *

* Kendall, Whiting, and Watson were directors of Life USA prior to the reverse acquisition, and remained on the board. Schuett and Parkinson joined the Board of Directors upon the close of the Neuro acquisition.

Background information about each director and executive officer is as follows:
------------------------------------------------------------------------------

Rick N. Newton, P.E., Chief Executive Officer
-------------------------------------------
Mr. Newton has with 30+ years of multi-industry experience ranging from start-ups to Fortune 10 corporations. He has worked with hundreds of these projects during his career as a corporate intrapreneur and entrepreneur. He worked 16 years at IBM, the last half doing Corporate Venturing. He worked at American Express, responsible for the Investment Banking marketing and operations of small, high growth companies. Mr. Newton has a Bachelor degree in Mechanical Engineering and an MBA from the University of Colorado.

Over the past 5 years Mr. Newton held the following corporate positions: From March 1999 to present President and CEO of Wisdom in Action, Inc., a privately held small business; From 1987 to present Executive director and CEO of Systems Science Institute, a privately held small business; From September 2004 to present General Partner of Conscious Capital Fund LP, privately held limited partnership; From September 2004 to present managing member of Conscious Capital Management LLC, privately held general partner of Conscious Capital Fund; From September 2004 to present managing member of Conscious Capital Consulting LLC, privately held limited liability company; From January 2002 to December 2003 Chairman of Socially Responsible Private Equity Networks, Inc., a privately held corporation; College Bound Student Alliance, Inc., a publicly traded company, chairman of the board of directors from April 1999 to December 2002, Director from April 1999 to January 2006, and Chairman of the Audit Committee from December 2002 to January 2005; From January 2000 to April 2005 member of the Board of Directors and Chairman of the Compensation Committee of Chartwell International, Inc., a publicly traded company; From March 2005 to January 2006 Board of Directors at Kingsley Capital Inc., a privately held corporation; From January 2002 to January 2005 Board of Directors at Pasta Fresca, Inc., a privately held corporation; From August 2000 to April 2001 Executive Director of the University of Colorado Bard Entrepreneur Center; From July 1999 to April 2001 Chairman of the University of Colorado Rutt Bridges Venture Capital Fund; From December 1998 to December 2001 Board of Directors of the Rockies Venture Club; From November 2003 to October 2004 Vice President Finance and Administration at BioCare Systems, Inc. a privately held corporation; From January 2004 to October 2005 Board of Directors of Wed Steps, Inc., a privately held corporation; From June 2000 to January 2002 founder and member of the Board of Directors of Lighthouse Enterprise Holdings, Inc., a private company.

Steve Parkinson, Director
-------------------------------------
Mr. Parkinson is a founder, with over twenty-five years experience in the biotechnology industry, including the management of companies, from early-stage to commercial success. His range of experience includes private and public equity funding, management team building, major corporate collaborations, in-licensing and out-licensing, as well as mergers/acquisitions. He has raised over $85 million in equity and corporate financing. From January 2002 to January 2006 he served as President and CEO of CereMedix, Inc., a drug discovery and development company based in Maynard, MA. From 2001 to 2005 Mr. Parkinson was also a member of the Board of Directors of CereMedix, Inc. From January 1998 to November 2001 he was President, CEO and member of the Board of Directors of TranXenoGen, Inc., a biotechnology firm in Shrewbury, MA. From 2003 to 2004 he was also member of the Board of Directors of Lifeline Nutraceuticals, Inc., a publicly held nutraceutical company. From 2005 to present he served as member of the Board of Directors of Pathogen Detection Systems, Inc. Mr. Parkinson brings a combination of scientific and technical expertise along with product assessment, business, commercial, and marketing skills to Life USA, Inc.

Michael (Mickey) Schuett, Director, President, and VP Sales
---------------------------------------------------------
Mr. Schuett is a founder with over 35 years of experience in business. He was President/CEO of Wilmette News a family owned newspaper in Wilmette, Illinois. The business was sold to the Chicago Tribune in 1982. After selling his company, he went to the Kemper School of Ergonomics, founded Sit Rite International, and became the President/CEO. Sit Rite became a leader in ergonomic seating with clients such as Hughes Aircraft, 3M, Baxter Labs, Abbott Labs and many more. He sold Sit Right and became the National Sales Director for Metier, a maker of state of the art ergonomic workstations. In his 16 years as an ergonomist, he worked with the Health & Safety Departments of many major US Corporations including State Farm Insurance, Honeywell, Southwest Airlines, Northwest Airlines and many more. More recently, Mr. Scheutt has worked for New Hope Natural Media as a Sales Manager. This position gave him a complete understanding of the industry. From there, he took a position with NSF International and launched the Good

Manufacturing Practices Program which has been very successful in allowing the manufacturer's facilities and products to be certified for FDA approval. In 2002, he joined Nature's Sources as National Sales Manager in charge of an independent sales force that covers the United States. Having worked in almost every aspect of the natural products industry, he has identified a need to have science/research-based products marketed directly to the practitioners and to the consumers.

Kelly  Kendall, age 30, Director.
---------------------------------
Mr. Kendall received a B.S. in Business Management in 1999 from University of Phoenix. From 1993-1996 he was in the U.S. Marine Corps. In 1998-1999 he was President of A Musician's Touch, Inc. which attempted to start an internet music marketing service. In 2001-2002 he was President of eMotion Records, Inc. which was formed to market Mr. Kendall's keyboard music as custom music for multimedia productions. A subsidiary of eMotion was A.N.A. Soundscapes, which was to be a music producer for multimedia for other musicians. Mr. Kendall filed a personal bankruptcy in 1999. Mr. Kendall was employed by Comp USA as Service Center Manager in 1999-2000. Comp USA is a computer retailer. In 2000-2001 he was an account executive for Sapphire Technology, a software seller. Mr. Kelly was Chief Operating Officer of TheFinancialNetwork.com from early 2003 until February 2004.

Wesley Whiting, age 72, Secretary, Treasurer and Director.
----------------------------------------------------------
Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88), an oil and gas exploration company, and President, vice president, and director of NELX, Inc. (1994-1998), engaged in real estate development and attempts at technology development, and was vice president and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998), an oil and gas exploration company. He was a director of Kimbell deCar Corporation (1998 until 2000) and he has been President and a director of Dynadapt System, Inc. since 1998, a company in reorganization without business. Dynadapt attempted to develop web site software solutions and is inactive. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Acquisition Lending, Inc. (2000 to date), both of which are private holding companies for stock investments. He was director and Vice President of Utilitec, Inc, 1999 to 2003. It sought to be an environmental remediation business. He was president of Premium Enterprises, Inc. October, 2002 to December 30, 2002 and was a director of Premium Enterprises, Inc. from October 2002 to June 2003. Premium Enterprises is engaged in the "text to multimedia conversion" business. He has been President and Director of Fayber Group, Inc. since 2003, which is dormant.

Leland E. Watson, II, age 56, Director.
--------------------------------------
Mr. Watson was President and a Director of Goaltimer International, Inc. since inception until 2002. He has been Marketing Manager of National Printing & Packaging (Direct Marketing Division) in Denver, Colorado from September 2000 to 2005. He was senior Account Executive at EAGLEDIRECT.COM (Division of Master Graphics) in Denver, Colorado from October 1997 to September 2000. He was an Account Executive, Writer and Marketing Manager of Print 20/20 in Denver, Colorado from February 1997 to October 1997. He was a Sales Manager for Oran V. Siler Printing Co. in Denver, Colorado from July 1996 to February 1997. His education is an associate degree in Graphic Arts and in Business Management. Mr. Watson was appointed a director of Registrant in August 2003. Mr. Watson has been an officer of TheFinancialNetwork.com since 2003.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, the following persons were required to file forms pursuant to Section 16(a):

Name                                    Form Filed                      Date
-------------------------------------------------------------------------------
Kelly Kendall                                   3                       7/22/03
Wesley F. Whiting                               3                       7/22/03
Leland E. Watson, II                            3                       7/22/03
Steve Parkinson                                 3                       10/3/05
Michael Schuett                                 3                       10/3/05

There was no Form 3 filed for Richard N. Newton. There are no family relationships among the members of the Board of Directors and Management.

As of the date of filing this report, Michael Schuett is the only employee. All other management members are contractors. None of the directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. Life USA has adopted a stock option plan. The plan allows grants up to a total of 1,000,000 stock options.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2005, for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                Annual Compensation               Awards
---------------------------------------------------------------   -----------------------
Name and Principal       Year   Salary    Bonus    Other Annual   Restricted   Securities
Position                        or Fee             Compensation        Stock   Underlying
                                   ($)      ($)             ($)   Awards ($)      Options
                                                                                 SARs (#)
---------------------------------------------------------------   -----------------------
Richard N. Newton
CEO                      2005    15,000       0               0            0      187,500
Consulting
---------------------------------------------------------------   -----------------------
Michael Schuett
President and Director   2005    46,666       0               0            0            0
---------------------------------------------------------------   -----------------------
Steve Parkinson
Director                 2005         0       0               0            0            0
---------------------------------------------------------------   -----------------------
Leland E. Watson, II     2003         0       0               0            0            0
Director                 2004         0       0               0            0            0
                         2005         0       0               0            0            0
---------------------------------------------------------------   -----------------------
Kelly Kendall,           2003         0       0               0            0            0
President(Resigned 2005) 2004         0       0               0            0            0
and Director             2005         0       0               0            0            0
---------------------------------------------------------------   -----------------------
Wesley F. Whiting        2003         0       0               0            0            0
Secretary/Treasurer,     2004         0       0               0            0            0
(Resigned 2005)
and Director             2005         0       0               0            0            0
---------------------------------------------------------------   -----------------------
All Officers             2003         0       0               0            0            0
as a group               2004         0       0               0            0            0
                         2005    61,666       0               0            0      187,500
===============================================================   =======================


Directors' Compensation
------------------------

                             Directors' Compensation
                      For the year ended December 31, 2005
----------------------------------------------------------------------------
Name                       Annual  Meeting  Consulting    Number   Number of
                         Retainer     Fees  Fees/Other        of  Securities
                          Fee ($)      ($)    Fees ($)    Shares  Underlying
                                                                   Options
                                                                   SARs (#)
----------------------------------------------------------------------------
A. Director                    0        0           0          0          0
   Steve Parkinson
B. Director                    0        0           0          0          0
   Michael Schuett
C. Director                    0        0           0          0          0
   Kelly Kendall
D. Director                    0        0           0          0          0
   Wesley F. Whiting
E. Director                    0        0           0          0          0
   Leland E. Watson, II
                              --       --          --         --         --
Directors as a Group           0        0           0          0          0
----------------------------------------------------------------------------

Long Term Compensation Plans and Stock Options.
-----------------------------------------------
The company has no long term compensation plans, but the Board has adopted an Employee Consultant Stock Option Plan pursuant to which Rick Newton has earned 187,500 options to purchase shares at $.50. All options granted under the plan have been issued as follows:

                                           OPTION TABLE

   Name             # of Options          Exercise Price             Expiry Date
   ----             ------------          --------------             -----------
   KMG Marketing          25,000                    $.50                1/1/2011
   Rick Newton           187,500                    $.50                1/1/2011
   AND Consulting         67,500                    $.50                1/1/2011
   John  Schoonbrood      45,000                    $.50                1/1/2011
                         -------
   Total                 325,000
                         =======

Audit Committee
----------------
The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee. A qualified financial expert has been hired as acting CFO.

Code of Ethics
--------------
The Company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
---------------------------
     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2005, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

SHAREHOLDERS/BENEFICIAL                         NUMBER OF SHARES       OWNERSHIP
OWNERS                                                                PERCENTAGE
-------------------------------------------------------------------------------
Steve Parkinson, Director                            2,000,000               21%
   2300 Canyon Blvd. Suite 4, Boulder CO 80302
Michael Schuett President /Director                  2,000,000               21%
   2300 Canyon Blvd. Suite 4, Boulder, CO 80302
Bradley Family Trust                                   754,000                8%
   2300 Canyon Blvd. Suite 4, Boulder, CO 80302
Rick Newton, CEO                                       187,500 (1)            2%
   2300 Canyon Blvd. Suite 4, Boulder, CO 80302
Kelly Kendall, Director                                  5,000               <1%
   1020 W. Timbervale Trail, Highlands Ranch, CO 80219
Wesley F. Whiting, Director                              5,000               <1%
   10200 W. 44th Ave., Suite 210E, Wheat Ridge, CO 80033
Leland Watson, Director                                  5,000               <1%
   2300 Canyon Blvd. Suite 4, Boulder, CO 80302
                                                     ---------             -----
All directors and executive (1)
officers as a group (6 persons)                      4,202,500 (2)           44%
                                                     =========             =====
(1) Includes 187,500 options owned by Richard N. Newton, CEO.
(2) Does not include Bradley Family Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Registrant executed a Plan & Agreement of Reorganization ("Agreement") by and among the Registrant, and Neuro Nutrition, Inc., a Colorado corporation ("Neuro Nutrition, Inc."), and shareholders of 100% of the common stock of Neuro Nutrition on September 9, 2005 (the "Neuro Nutrition Shareholders"). Under the Agreement (i) the Registrant would issue 8,300,000 shares of its common stock to the Neuro Nutrition Shareholders in exchange for 100% of the common stock of Neuro Nutrition, (ii) Neuro Nutrition would become a wholly-owned subsidiary of the Registrant. Neuro Nutrition was organized in Colorado on July 23, 2004.

The Registrant relied upon Section 4(2) of the Securities Act for the exchange of shares. It believed that Section 4(2) was available because the offer and exchange did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

Michael Schuett and Steve Parkinson, directors, (Mr. Schuett is President) became shareholders of 2,000,000 shares each as a result of the Plan and Agreement of Reorganization, and the resulting Share Exchange. Bradley Family Trust also became holder of 754,000 shares as a result of the above described transaction.

Mr. Schuett is an officer and director and received salary form company in 2005 of $46,666. Rick Newton is CEO and received $15,000 in salary and options for 187,500 shares at $.50 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

     (1)  Financial Statements.
          Independent Auditors' report
          Balance Sheets at December 31, 2005 and 2004.

          Statements of Operations for the years ended December 31, 2005 and 2004.

          Statements of Cash Flows for the years ended December 31, 2005 and 2004.

          Statements of Stockholders' Equity for the years ended December 31, 2005 and 2004.

          Notes to Financial Statements at December 31, 2005 and 2004.

(b)  Reports on Form 8-K:
     --------------------

The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this Report:

November 7, 2005. This 8-K was filed to report that 454,000 restricted common shares were issued in satisfaction of a $113,500 cash advance to 2 persons pursuant to the exemption from Registration under Section 4(2).

December 2, 2005. This 8-K was filed to amend the 8K dated November 7, 2005, to report that 454,000 restricted common shares were issued in satisfaction of a $113,500 cash advance to 2 persons pursuant to the exemption from Registration under Section 4(2).

December 7, 2005. This Form 8K was filed to provide information on a financial obligation and several other events.

December 8, 2005. This Form 8K/A was filed to provide the Financial Statements and Proforma Consolidated Financial Information with SEC Rules and Regulations, supplementary to the Acquisition discussed in the 8/K filed by the Company on September 13, 2005.

(c) Exhibits:

          10.8 Stock Option Plan (Employees/Consultants 2005)
          31   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
          32   CERTIFICATION OF DISCLOSURE  PURSUANT TO 18 U.S.C.  SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906 OF THE  SARBANES-OXLEY  ACT OF
               2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers + Hall, PC, CPAs ("Jaspers") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Jaspers' independence.

Audit Fees. Jaspers + Hall billed the Company $5,000 for the following professional services: audit of the financial statements of Neuro Nutrition, Inc. for the nine month period ended September 30, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the period ended September 30, 2005. Jaspers + Hall did not bill the Company for services prior to the September 30, 2005, review.

There were no audit related fees in 2005 or 2004. There were no tax fees or other fees in 2005 or 2004 paid to Auditors or Auditors' affiliates.

Audit fees for 2005 have not been determined but are estimated not to exceed $10,000 to Jaspers + Hall P.C.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2004.

All audit work was performed by the auditors' full time employees.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS
                               For the Years Ended
                           December 31, 2005 and 2004




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

BALANCE SHEETS...........................................     F-2

STATEMENT OF OPERATIONS ...................................   F-3

STATEMENT OF CASH FLOWS...................................    F-4

STOCKHOLDERS' EQUITY (DEFICIT)............................    F-5

NOTES TO FINANCIAL STATEMENTS..............................   F-6 - F-12

                                 Life USA, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                              FINANCIAL STATEMENTS

             Report of Independent Registered Public Accounting Firm


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Life USA, Inc.

We have audited the accompanying balance sheet of Life USA, Inc., a development stage company, as of December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the year ended December
31, 2005, and for the period July 23, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life USA, Inc., as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period July 23, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's suffered losses from operations and its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
February 3, 2006

                              Life USA, Inc.
                      (A Development Stage Company)
                             Balance Sheets

                                                December 31       December 31
                                                       2005              2004
                                                -----------       -----------
ASSETS
    Cash and cash equivalents                  $     52,750       $         0
    Accounts Receivable - trade                         646                 0
    Accounts Receivable - other                       5,925                 0
    Inventory                                       120,763                 0
    Prepaid Expenses                                    119                 0
                                                 ----------       -----------
   Total Current Assets                             180,203                 0

Other Assets:
    Fixed Assets (Net)                                8,225                 0
                                                 ----------       -----------
  Total Other Assets                                  8,225                 0
                                                 ----------       -----------
TOTAL ASSETS                                     $  188,427       $         0
                                                 ==========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable - Trade                      $   99,805       $         0
   Accrued Expenses                                   3,329                 0
   Notes Payable                                     17,376                 0
   Convertible Notes Payable                        500,000                 0
                                                -----------       -----------
     Total Current Liabilities                      620,510                 0
                                                -----------       -----------
Stockholders' Deficit
   Common Stock: par value of $0.0001,
     100,000,000 shares authorized, and
     9,540,534 shares and 0 shares issued
     and outstanding respectively                       954                 0
   Additional paid-in capital                       195,523                 0
   Deficit accumulated during
     the development stage                         (628,560)                0
                                                 ----------       -----------
TOTAL STOCKHOLDERS' DEFICIT                        (432,083)                0
                                                 ----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                            $  188,427       $         0
                                                 ==========       ===========

The accompanying notes are an integral part of these financial statements.

                                 Life USA, Inc.
                          (A Development Stage Company)
                             Statements of Operation


                                               July 23, 2004     July 23, 2004
                               Year ended     (Inception) to    (Inception) to
                              December 31        December 31       December 31
                                     2005               2004              2005
                       ------------------    ---------------    --------------
Sales revenues                  $  44,961          $       0         $  44,961
Cost of goods sold                 28,592                  0            28,592
                                ---------          ---------         ---------
   Gross profit                    16,369                  0            16,369
                                ---------          ---------         ---------
Operating Expenses
   Goodwill write off              14,454                  0            14,454
   General and administrative     475,460                  0           475,460
   Impairment loss                116,667                  0           116,667
   Depreciation and amortization    8,774                  0             8,774
                                ---------          ---------         ---------
   Total Operating Expenses       615,355                  0           615,355
                                ---------          ---------         ---------
Other Income and Expenses
   Interest Expense               (29,574)                 0           (29,574)
                                ---------          ---------         ---------
Net Other Income (Expense)        (29,574)                 0           (29,574)
                                ---------          ---------         ---------
Net Loss                        $(628,560)         $       0         $(628,560)
                                =========          =========         =========

Per Share Information
Profit (Loss) per common share
  Basic                         $   (0.19)         $    0.00
  Fully Diluted                     (0.19)              0.00
                                 --------           --------
Weighted average number of
shares outstanding              3,289,148                  0
                                ---------           --------

The accompanying notes are an integral part of these financial statements.




                                 Life USA, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 Indirect Method

                                                          July 23, 2004    July 23, 2004
                                            Year Ended   (Inception) to   (Inception) to
                                           December 31      December 31      December 31
                                                  2005             2004             2005
                                           -----------    -------------     ------------
Cash Flows from Operating Activities:
   Net Profit (Loss)                        $ (628,560)       $       0       $ (628,560)
 Adjustments to reconcile net loss
    to net cash used
    by operating activities
  Stock Warrants expensed for services          64,107                0           64,107
  Stock Issuance for services                      275                0              275
  Amortization and depreciation                  8,774                0            8,774
  Goodwill write off                            14,454                0           14,454
  Impairment loss ad back                      116,667                0          116,667
  Decrease (increase) Accounts Receivable       (6,571)               0           (6,571)
  Decrease (increase) in Inventory            (120,762)               0         (120,762)
  Decrease (increase) in Pre-paid Expenses        (119)               0             (119)
  Increase (Decrease) in Accounts Payable       99,751                0           99,751
  Increase (Decrease) in Accrued Expenses        3,329                0            3,329
                                               -------          -------          -------
Net Cash Provided (used)
   by Operating Activities                    (448,655)               0         (448,655)
                                               -------          -------          -------
Cash Flows from Investing Activities:
   Equipment acquired                           (8,666)               0           (8,666)
                                               -------          -------          -------
Net Cash Used In Investing Activities           (8,666)               0           (8,666)
                                               -------          -------          -------
Cash Flows from Financing Activities
   Proceeds (redemption) Notes                 502,296                0          502,296
   Proceeds from stock issuance                  7,775                0            7,775
                                               -------          -------          -------
Net Cash provided (used) by
   Financing Activities                        510,071                0          510,071
                                               -------          -------          -------
Increase (Decrease) in Cash                     52,750                0           52,750

Cash and Cash Equivalents - Beginning
of Period                                            0                0                0
                                               -------          -------         --------
Cash and Cash Equivalents - End of Period     $ 52,750          $     0         $ 52,750
                                              ========          =======         ========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

 Cash paid for interest expense               $    119          $     0         $    119
                                              ========          =======         ========
 Cash paid for income taxes                   $      0          $     0         $      0
                                              ========          =======         ========
NON-CASH TRANSACTIONS
 Stock Warrants granted for services          $ 64,107          $     0         $ 64,107
 Stock issued for services                    $    275          $     0         $    275
 Acquisition Rosedale name
  for 250,000 common shares                   $125,000          $     0         $125,000
  Note payable assumed in reverse takeover    $ 15,080          $     0         $ 15,080
                                              ========          =======         ========

The accompanying notes are an integral part of these financial statements.





                                 LIFE USA, Inc.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit

                                                                            Acc.
                                                    Common      Addi-    Deficit
                                                     Stock     tional     during
                                  Common Stock      to be    paid-in    develop-
                                 Shares   Amount   issued    capital  ment stage    Totals
                                 ------   ------   ------    -------   --------    -------
Balance-July 23, 2004
(Inception)                           -   $    -   $    -     $    -     $    -   $      -
                                 ------   ------   ------     ------   --------   --------
Balance-December 31, 2004             -        -        -          -          -          -
Recapitalization                786,534       79        -   (134,259)         -   (134,180)
Stock issued for
 Rosedale name                  250,000       25        -    124,975          -    125,000
Stock issued for services       275,000       27        -        248          -        275
Warrants granted for services         -        -        -     64,107          -     64,107
Stock issued for acquisition  7,775,000      778        -      6,997          -      7,775
Stock issued for cash           454,000       45        -    113,455          -    113,500
Debt forgiven by John Bradley         -        -        -     20,000          -     20,000
Net loss                              -        -        -          -   (628,560)  (628,560)
                             ----------    -----      ---    -------   ---------  ---------
Balance December 31, 2005     9,540,534    $ 954      $ 0   $195,523  $(628,560) $(432,083)
                             ==========    =====      ===    =======   ========   =========

The accompanying notes are an integral part of these financial statements.


                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005 (continued)

Note 1 - The Company

Life USA, Inc. (the "Company") was originally incorporated in Colorado in January, 1997. The original name of the Company was Lifeline USA, Inc. Articles of Amendment to the Articles of Incorporation were filed on January 16, 1997 changing the Company name to Life USA, Inc. To solve an administrative dissolution it reincorporated in 2002. An administrative dissolution is an action taken by the Secretary of State to cancel it as a corporation due to failure to file an annual report and pay an annual fee. The Company shareholders approved incorporation of Life USA, Inc. again in 2001, and then the directors acting as trustees entered into a merger of the old Life USA, Inc. with the reincorporated Life USA, Inc. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

In 2001 the Company entered into a Share Exchange Agreement with World Health Management, Inc. shareholders ("World Health") in which the Company exchanged 58,384 shares to shareholders of World Health for the control of World Health, which was liquidated.

On September 13, 2005, Life USA, Inc. and Neuro Nutrition, Inc. signed an agreement whereby, Life USA purchased all of the issued and outstanding shares of Neuro Nutrition, Inc. for 8,300,000 shares of its common stock. Legally Neuro has become a 100% wholly owned subsidiary of Life USA, Inc.

The acquisition of Neuro by the Company was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Neuro obtained control of the consolidated entity. Accordingly, the combination of the two companies was recorded as a recapitalization of Life USA, Inc. with Neuro being treated as the continuing entity. The historical financial statements presented are those of Neuro.

Neuro was incorporated on July 23, 2004, as 4 Your Life Nutrition Inc., in the state of Colorado, and has been in the development stage since. There was no activity until January 2005. On January 6, 2005, the Company's name was changed to Neuro Nutrition Inc. It is primarily organized for the purpose of distributing health supplements.

Note 2 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is a development stage company and has earned limited revenue from operations. The Company's current liabilities exceed current assets by $440,307. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of December 31, 2005, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          December 31, 2005 (continued)



         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectibility of accounts receivable.

         Accounts Receivable

           The Company grants limited credit to customers within the United States of America. Almost all retail transactions are charged against the customer's credit card account before shipment. The company has limited receivables outstanding. A small allowance for doubtful accounts has been established for one specific receivable.

         Inventory

         The Company's inventory consists of raw materials and finished goods. Inventory is valued on a first-in-first-out (FIFO) basis.

         Property and Equipment

         Property and equipment, including renewals and betterments, are stated at cost. No assets were held under capital leases. The value of Property and Equipment was limited to investments in two computers, and limited furniture. Depreciation is computed on the straight-line method over the following estimated useful lives of the related assets, which range from two to five years, and are as follows:

                  Furniture and fixtures           5 years
                  Equipment - electronic           2 years


         Long Lived Assets

         The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At December 31, 2005, the Company's management believes the existing Rosedale long-lived asset was fully impaired, and was written off accordingly. At December 31, 2005, the company had no long-lived assets.

         Revenue Recognition

         Revenue from products are recognized at the time goods are shipped to the customer.

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

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005 (continued)



         Fair Value of Financial Instruments

         The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

         Other Comprehensive Income

         The Company has no material  components of other  comprehensive  income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

         Federal Income Taxes

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

         Segment Information

         The Corporation operates primarily in a single operating segment, selling health supplements.

         Stock Based Compensation

         The company issued stock options and warrants to certain contractors for their performed services. The value of the shares and the warrants were expensed as professional fees. The warrant value was determined by applying SFAS No. 123R and EITF 98.16. The used method was Black-Scholes based on variables derived from The implied volatility and implied stock price of the most recently issued convertible notes payable, which had warrants attached. Volatility was set at 76.5% and the risk free rate at 4.36%. No other stock based compensation was granted.

           Earnings(Loss)Per Share Calculation

           Basic net loss per share of common stock is computed using the weighted average number of common stock outstanding during the period. Diluted net loss per share, does not differ from basic net loss per share since potential common shares from stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation.


Note 4 - Accounts Receivable - other
Accounts Receivable - Other consisted of a double payment in the amount of $5,925 to a vendor.

Note 5 - Inventory
Inventory at December 31, 2005, consisted of the following:
     Raw materials       $92,838
     Finished goods       27,925
                        --------
     Total              $120,763
                        ========

Note 5 - Property and Equipment
Property and equipment were comprised of the following at December 31, 2005:


                                             Cost    Acc. Depreciation     Net Book
         Furniture and fixtures         $   5,666                 (146)       5,520
         Equipment - computers              3,000                 (295)       2,705
                                            -----                 -----       -----
         Total                          $   8,666                 (441)       8,225
                                            =====                 =====       =====

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005 (continued)



Note 6 - Accounts Payable

Accounts payable includes trade payables and interest payable.
              Accounts payable     66,549
              Interest Payable     33,256
                                 --------
              Total              $ 99,805
                                 ========

Note 7 - Accrued Expenses
Accrued expenses consisted of the following at December 31, 2005:
              Deferred Revenues   $   543
              Sales Tax Payable       266
              Accrued Wages         2,289
              Accrued Benefits        231
                                 --------
              Total              $  3,329
                                 ========



Note 8 - Promissory Notes Payable

         $  2,296   Promissory Note Payable issued to a financial institution to fund the prepayment of insurance premium. The original
                    principal amount was $4,061. The note is paid in monthly
                    installments and the final installment is due in April 2006.
                    Interest rate is 10.5%. On December 31, 2005 a balance of
                    $2,296 remained outstanding.
         $ 15,080   Note Payable issued to an investor. Due upon demand.
                    Interest rate is 8%.
         --------
         $ 17,376   Total notes payable outstanding on December 31, 2005.
         ========

Note 9 - Convertible Notes Payable

Convertible notes payable as of December 31, 2005 consisted of the following:

         $ 50,000         Note payable, convertible into 100,000 shares,
                          due May 27, 2006,  incurring interest at 10%, attached
                          to the note are 100,000 warrants exercisable at $0.625
                          per share.
         $                25,000 Note payable,  convertible  into 50,000 shares,
                          due June 7, 2006, incurring interest at 10%.
         $ 50,000         Note payable, convertible into 100,000 shares, due May
                          27, 2006, interest at 10%.
         $ 75,000         Note payable, convertible into 150,000 shares, due May
                          27, 2006, incurring interest at 10%, attached to the
                          note are 150,000 warrants exercisable at $0.625 per
                          share.
         $ 20,000         Note payable, convertible into 40,000 shares, due
                          February 28, 2006,  incurring  interest  at 15%,
                          attached  to the note are  40,000  warrants
                          exercisable  at $0.65  per  share.
         $ 50,000         Note payable, convertible into 100,000 shares, due
                          February 28, 2006, incurring interest at 15%, attached
                          to the note are 100,000 warrants exercisable  at $0.65
                          per share.
         $ 75,000         Note payable, convertible into 150,000 shares,
                          due May 27, 2006,  incurring interest at 10%, attached
                          to the note are 150,000 warrants exercisable at $0.625
                          per share.
         $ 50,000         Note payable, convertible into 100,000 shares, due
                          November 11, 2006, incurring interest at 10%, attached
                          to the note are 200,000 warrants exercisable  at
                          $0.625 per share.
         $  5,000         Note payable, convertible into 10,000 shares, due
                          November 11, 2006, incurring interest at 10%, attached to the note are 20,000 warrants exercisable at $0.625 per share.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005 (continued)



         $ 50,000 Note payable, convertible into 100,000 shares, due November 11, 2006, incurring interest at 10%, attached to the note are 200,000 warrants exercisable at $0.625 per share.
         $ 50,000 Note payable, convertible into 100,000 shares, due December 7, 2006, incurring interest at 10%, attached to the note are 200,000 warrants exercisable at $0.625 per share.
         --------
         $500,000         Total Convertible notes payable. All these notes are
                          unsecured.
         ========


Note 10 - Commitments and Contingencies

         Operating Rental Leases

           The Company leases its office in Boulder, CO, under a rental operating lease with monthly payments of $1,665 on a 13 month lease, of which 1 month is free, and which expires on January 15, 2007. The effective monthly lease rate is $1,537. The company also had an ongoing lease obligation until May 31, 2006, in the amount of $535 per month for its previous office location. This secondary lease obligation was fully satisfied when the office space was sub-leased in March 2006.

         Litigation

         The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, action involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position.

Note 11 - Capital Stock Transactions

The  Company's  Board  of  Directors   approved  the  following   capital  stock
transactions:

         + Issuance of 250,000  shares of common  stock for the  Rosedale  brand name. In March 2006,  Rosedale  unilaterally  cancelled the marketing
           agreement   with  the   Company,   and  the  board  of  directors  is
           investigating whether the 250,000 shares have been validly earned.
         + Issuance of 275,000 shares of common stock for consulting services.
         + Issuance of 7,775,000  shares  of common  stock for the Neuro
           Nutrition acquisition.
         + Issuance of 454,000 shares of common stock for $113,500 in cash.

Note 12 - Warrants Activity for the Period and Summary of Outstanding Warrants

The Company's Board of Directors adopted a stock option plan. 325,000 stock options or warrants were granted under the plan to 4 contractors as partial payment for their services. Basic terms of the options are: Exercise price $.50, vesting on December 31, 2005, expiration date January 1, 2011.

During 2005 the Company issued nine convertible notes payable in the amount of $425,000 to which warrants were attached. The basic terms of the warrants are disclosed in note 9.

The attached warrants, if any, give the note holder the right to purchase additional shares of Common Stock at a specified strike price. Depending on the terms of the convertible notes, the note holder is granted for each converted share one or two warrants to purchase one or two additional shares of Common Stock at purchase prices ranging from $.625 to $.65 per share for a period of up to three years from the date of the issuance of the respective convertible note payable.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005 (continued)



As of December 31, 2005, no warrants were exercised.

A summary of warrant activity for 2005 is as follows:

                                                    Weighted                       Weighted
                                          Number     Average                        Average
                                              Of    Exercise           Warrants    Exercise
                                        Warrants       Price        Exercisable       Price
         ------------------------ -------------- -----------     -------------- -----------
         Outstanding
         December 31, 2004                     0           0                  0    $   0.00
             Granted under 2006 Plan     325,000     $  0.50            325,000    $   0.50
             Granted not under Plan    1,160,000     $  0.63                  0    $   0.63
             Exercised                         0           0                  0           0
         ------------------------ -------------- -----------     -------------- -----------
         Outstanding
         December 31, 2005            1,485,000      $  0.60            325,000    $   0.50
         ------------------------ -------------- -----------     -------------- -----------

At December 31, 2005 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:


                            Warrants Outstanding                     Warrants Exercisable
                 -------------------------------------------     ------------------------
                                                   Weighted
                                   Weighted         Average                      Weighted
Range of              Number        Average       Remaining           Number      Average
Warrant                   of       Exercise     Contractual               of     Exercise
Exercise Price      Warrants          Price            Life         Warrants        Price
--------------   -----------  -------------  --------------      -----------  -----------
$0.50 to $0.65     1,485,000      $    0.60            2.49          325,000     $   0.50
                 ===========                                     ===========

Note 13 - Federal Income Taxes

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         The Company has deferred income tax assets, which have been fully reserved as follows:

         Deferred tax assets
            Net operating loss carryforwards                  $628,560
            Valuation allowance for deferred tax assets       (628,560)
                                                              --------
         Net deferred tax assets                              $      -
                                                              ========

         At December 31, 2005, the Company had net operating loss carryforwards of $628,560 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2025.

Note 14 - New Accounting Pronouncements

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005 (continued)



In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFGAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No.153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIFE USA, INC.

Date: April 12, 2006

/s/Richard N. Newton
- ----------------------
Richard N. Newton
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2006
/s/Michael Schuett
- -----------------------
Michael Schuett, President, Director

Date: April 12, 2006
/s/Kelly Kendall
- -----------------------
Kelly Kendall, Director

Date: April 12, 2006

/s/Wesley F. Whiting
- ------------------
Wesley F. Whiting, Director

Date: April 12, 2006
/s/Leland E. Watson, II
- -----------------------
Leland E. Watson, II, Director