Form 10KSB/A
period 2005-12-31
LIFE USA INC
filed 2006-05-05
CIK 1235096

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

Comparison of Operating Results for the Year Ended December 31, 2005 and December 31, 2004
--------------------------------------------------------------------------------

The company acquired Neuro Nutrition, Inc. as a wholly owned subsidiary, in September 2005, in exchange for 7,775,000 shares of common stock. The parent company, Life USA, Inc. had no operations until the acquisition of its subsidiary, Neuro Nutrition, Inc. The operations of Neuro are presented in this report as the successor company.

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

LIQUIDITY AND CAPITAL RESOURCES

At year end 2005, the company had $180,203 in current assets including $52,750 in cash, and $108,983 in current product inventory. In 2004 the company had no current assets at year end. The company had current liabilities of $620,510 as of year end, which, when compared with current assets shows a working capital deficit of $(440,307) as of December 31, 2005.

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

To the Board of Directors
Life USA, Inc.

We have audited the accompanying balance sheet of Life USA, Inc., a development stage company, as of December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the year then ended December 31, 2005, and for the period July 23, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life USA, Inc., as of December 31, 2005, and the results of their operations and their cash flows for the year then ended December 31, 2005 and for the period July 23, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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