Form 10QSB
period 2006-03-31
LIFE USA INC
filed 2006-05-15
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission File Number
------------------                     ----------------------
March 31, 2006                         000-50294


                                 LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                               84-1426725
-------------------------              ----------------------
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

              Yes [X]     No [  ]
               -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          9,540,534 common shares as of May 1, 2006

             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

   For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

   The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

   The financial statements have been prepared by Life USA, Inc. with a review pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form 10-KSB.

                                 LIFE USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE-MONTHS ENDED MARCH 31, 2006



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


To the Board of Directors
Life USA, Inc.

We have reviewed the accompanying balance sheet of Life USA, Inc., a Development Stage Company, as of March 31, 2006, and the related statements of operations and cash flows for the three-months ended March 31, 2006. These financial statements are the responsibility of the Company's management.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC.
Denver, Colorado
May 5, 2006

                                 LIFE USA, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                    Unaudited

                                            March 31       December 31
                                                2006              2005
                                            --------       -----------
ASSETS
    Cash and cash equivalents            $    15,484      $     52,750
    Accounts Receivable - trade (net)         26,493               646
    Accounts Receivable - other                    0             5,925
    Inventory                                 66,656           108,983
    Prepaid Expenses                           5,293            11,899
                                           ---------        ----------
   Total Current Assets                      113,926           180,203

Other Assets:
    Fixed Assets (Net)                         7,566             8,224
    Product Design & Trademark (Net)             500                 0
                                          ----------        ----------
  Total Other Assets                           8,066             8,224
                                          ----------        ----------
TOTAL ASSETS                              $  121,992        $  188,427
                                          ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable                       $  135,468        $   99,805
   Accrued Expenses                            4,191             3,329
   Notes Payable                              16,010            17,376
   Convertible Notes Payable                 530,000           500,000
                                          ----------       -----------
     Total Current Liabilities               685,669           620,510
                                          ----------       -----------
Stockholders' Deficit
   Common Stock. $0.0001 par value,
     100,000,000 shares authorized,
     9,540,534 shares issued and
       outstanding,
     at March 31, 2006 and
     December 31, 2005                           954               954
   Additional paid-in capital                232,443           195,523
   Deficit accumulated during
     the development stage                  (797,074)         (628,560)
                                         -----------        ----------
TOTAL STOCKHOLDERS' DEFICIT                 (563,677)         (432,083)
                                         -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                    $   121,992        $  188,427
                                         ===========        ==========

See Accountants' Review Report and the accompanying notes to the financial statements.






                                 LIFE USA, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                    Unaudited

                                                                       July 23, 2004
                                 3 Months Ended     3 Months Ended    (Inception) to
                                 March 31, 2006     March 31, 2005    March 31, 2006
                             ------------------    ---------------    --------------
Sales revenues                  $  74,583          $     150         $ 119,544
Cost of goods sold                 52,003                230            80,595
                                ---------          ---------         ---------
   Gross profit                    22,580                (80)           38,949
                                ---------          ---------         ---------
Operating Expenses
   Goodwill write off                   0                  0            14,454
   General and administrative     176,051             25,834           651,511
   Impairment loss                      0                  0           116,667
   Depreciation and amortization      658                  0             9,432
                                ---------          ---------         ---------
   Total Operating Expenses       176,709             25,834           792,064
                                ---------          ---------         ---------
Other Income and Expenses
   Interest Expense               (14,385)                 0           (43,959)
                                ---------          ---------         ---------
Net Other Income (Expense)        (14,385)                 0           (43,959)
                                ---------          ---------         ---------
Net Loss                        $(168,514)         $ (25,914)        $(797,074)
                                =========          =========         =========

Per Share Information
Profit (Loss) per common share
  Basic                         $   (0.02)         $    0.00
  Fully Diluted                     (0.02)              0.00
                                 --------           --------
Weighted average number of
shares outstanding              9,540,534                  0
                                ---------           --------

The accompanying notes are an integral part of these financial statements.


See Accountants' Review Report and the accompanying notes to the financial statements.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                 Indirect Method
                                    Unaudited



                                                         3 Months  July 23, 2004
                                    3 Months Ended          Ended    (Inception)
                                          March 31       March 31    to March 31
                                              2006           2005           2006
                                      ------------    -----------   ------------
Cash Flows from Operating Activities:
   Net Profit (Loss)                    $ (168,514)    $  (25,914)    $ (797,074)
 Adjustments to reconcile net loss
    to net cash used
    by operating activities
  Stock Warrants expensed for services      36,921              0        101,028
  Stock Issuance for services                    0              0            275
  Amortization and depreciation                658              0          9,432
  Goodwill write off                             0              0         14,454
  Impairment loss add back                       0              0        116,667
  Decrease (increase) Accounts Receivable  (19,922)             0        (26,493)
  Decrease (increase) in Inventory          42,327              0        (66,656)
  Decrease (increase) in Pre-paid Expenses   6,605              0         (5,293)
  Increase (Decrease) in Accounts Payable   35,663          1,395        135,468
  Increase (Decrease) in Accrued Expenses      862              0          4,191
                                           -------        -------        -------
Net Cash Provided (used)
   by Operating Activities                 (65,400)       (24,519)      (514,101)
                                           -------        -------        -------
Cash Flows from Investing Activities:
   Equipment acquired                         (500)             0         (9,220)
                                           -------        -------        -------
Net Cash Used In Investing Activities         (500)             0         (9,220)
                                           -------        -------        -------
Cash Flows from Financing Activities
   Proceeds (redemption) Notes              28,634         70,000        530,930
   Proceeds from stock issuance                  0          7,725          7,775
                                           -------        -------        -------
Net Cash Provided (used) by
   Financing Activities                     28,634         77,725        538,705
                                           -------        -------        -------
Increase (Decrease) in Cash                (37,266)        53,206         15,484

Cash and Cash Equivalents - Beginning
of Period                                   52,750              0              0
                                          --------       --------       --------
Cash and Cash Equivalents - End of Period $ 15,484       $ 53,206       $ 15,484
                                          ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid for interest expense           $     49        $     0       $    119
                                          ========        =======       ========
 Cash paid for income taxes               $      0        $     0       $      0
                                          ========        =======       ========
NON-CASH TRANSACTIONS
 Stock Warrants granted for services      $ 36,921        $     0       $101,028
 Stock issued for services                $      0        $     0       $125,275
 Note payable assumed in reverse takeover $ 15,080        $     0       $ 15,080
                                          ========        =======       ========


See Accountants' Review Report and the accompanying notes to the financial statements.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2006


Note 1 - The Company

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and for the period July 23, 2004 (inception) to March 31, 2006, and cash flows for the three-months ended March 31, 2006 and the for the period July 23, 2004 (inception) to March 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005

The acquisition by Life USA, Inc of Neuro Nutrition, Inc. (`Neuro Nutrition"), which closed on September 12, 2005, was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Neuro
Nutrition obtained control of the consolidated entity (the "Company"). Accordingly, the acquisition is recorded as a recapitalization of Neuro Nutrition, with Neuro Nutrition being treated as the continuing entity. The historical financial statements to be presented will be those of Neuro Nutrition.

Note 2 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is a development stage company and has earned limited revenue from operations. The Company's current liabilities exceed current assets by $571,743 and the Company has suffered accumulated losses of $797,074 as of March 31, 2006. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - Accounts Receivable

Accounts Receivable - trade (net) at March 31, 2006, consisted of the following:
     Receivables - gross                $ 29,354
     Allowance for Doubtful Accounts      (2,861)
                                        --------
     Total                              $ 26,493
                                        ========

Note 4 - Inventory

Inventory at March 31, 2006, consisted of the following:
     Raw materials                     $ 55,337
     Finished goods                      11,319
                                       --------
     Total                             $ 66,656
                                       ========

Note 5 - Convertible Notes Payable

Convertible notes payable as of March 31, 2006 consist of the following:
         $ 50,000         Note payable, convertible into 100,000 shares,
                          due May 27, 2006,  incurring interest at 10%, attached
                          to the note are 100,000 warrants exercisable at $0.625
                          per share.
         $ 25,000         25,000 Note payable,  convertible  into 50,000 shares,
                          due June 7, 2006, incurring interest at 10%.
         $ 50,000         Note payable, convertible into 100,000 shares, due May
                          27, 2006, interest at 10%.
         $ 75,000         Note payable, convertible into 150,000 shares, due May
                          27, 2006, incurring interest at 10%, attached to the
                          note are 150,000 warrants exercisable at $0.625 per
                          share.
         $ 20,000         Note payable, convertible into 40,000 shares, due
                          February 28, 2007,  incurring  interest  at 15%,
                          attached  to the note are  40,000  warrants
                          exercisable  at $0.65  per  share.
         $ 50,000         Note payable, convertible into 100,000 shares, due
                          February 28, 2007, incurring interest at 15%, attached
                          to the note are 100,000 warrants exercisable  at $0.65
                          per share.
         $ 75,000         Note payable, convertible into 150,000 shares,
                          due May 27, 2006,  incurring interest at 10%, attached
                          to the note are 150,000 warrants exercisable at $0.625
                          per share.
         $ 50,000         Note payable, convertible into 100,000 shares, due
                          November 11, 2006, incurring interest at 10%, attached
                          to the note are 200,000 warrants exercisable  at
                          $0.625 per share.
         $  5,000         Note payable, convertible into 10,000 shares, due
                          November 11, 2006, incurring interest at 10%, attached
                          to the note are 20,000 warrants exercisable at $0.625
                          per share.
         $ 50,000         Note payable, convertible into 100,000 shares, due
                          November 11, 2006, incurring interest at 10%, attached
                          to the note are 200,000 warrants exercisable at $0.625
                          per share.
         $ 50,000         Note payable, convertible into 100,000 shares, due
                          December 7, 2006, incurring interest at 10%, attached
                          to the note are 200,000 warrants exercisable at $0.625
                          per share.
         $ 25,000         Note payable, convertible into 50,000 shares, due
                          February 20, 2007, incurring interest at 10%, attached
                          to the note are 100,000 warrants exercisable at $0.75
                          per share.
         $  5,000         Note payable, convertible into 10,000 shares, due
                          February 28, 2007, incurring interest at 10%, attached
                          to the note are 20,000 warrants exercisable at $0.75
                          per share.
         --------
         $530,000         Total Convertible notes payable. All these notes are
                          unsecured.
         ========

Note 6 - Notes Payable

Notes payable at March 31, 2006, consisted of the  following:
   $ 15,080         Note payable at 8%; due on demand; unsecured.
   $    930         Installment Note payable at 10.5%; secured by prepaid
                    insurance
                    premium.
   --------
   $ 16,010         Total Note Payable on March 31, 2006.
   ========

Note 7 - Stock Transactions

Life USA has adopted a stock option plan. The plan allows grants up to a total of 1,000,000 stock options. As of March 31, 2006, a total of 505,621 options had been granted, of which 180,621 were granted for services performed during the first quarter of fiscal year 2006. The following options were granted in the first quarter:

   Name             # of Options          Exercise Price             Expiry Date
   ----             ------------          --------------             -----------
   Rick Newton            67,500                    $.50               3/31/2011
   AND Consulting         25,000                    $.50               3/31/2011
   John  Schoonbrood      38,121                    $.50               3/31/2011
   Steve Parkinson        10,000                    $.50               3/31/2011
   Michael Schuett        10,000                    $.50               3/31/2011
   Les Whiting            10,000                    $.50               3/31/2011
   Kelly Kendall          10,000                    $.50               3/31/2011
   Leland Watson          10,000                    $.50               3/31/2011
                         -------
   Total                 180,621
                         =======

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

Note 9 - Concentration

Of our first quarter revenues 74% was wholesale, and 26% was retail. Our largest customer accounted for 63% of the company's total revenues. The second largest customer contributed 10% to our quarterly sales. 94% Of total revenue came from our krill product.

Note 10 - Subsequent events

On April 13, 2006, the company issued additional convertible notes. The main terms of the notes are:

         $    50,000      Note  payable,  secured,   convertible  into
                          100,000  shares,  due  July 12, 2006,  incurring
                          interest  at 25%,  attached  to the note  are  100,000
                          warrants exercisable at $0.75 per share.

         $    50,000      Note  payable,  secured,   convertible  into
                          100,000  shares,  due  July 12, 2006,  incurring
                          interest  at 25%,  attached  to the note  are  100,000
                          warrants exercisable at $0.75 per share.
         -----------
         $   100,000      Total Convertible Notes payable issued subsequent to
                          March 31, 2006.
         ===========

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

   The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for the fiscal year 2005 and any Current Reports on Form 8-K filed by the Company.

Changes in Financial Condition
-------------------------------

     During the first quarter of fiscal year 2006, the company experienced liquidity problems due to continuing operational losses and continued revenue growth resulting in increased working capital needs. The company reduced expenses by cutting back consulting engagements.


Results of Operations for the Quarter Ended March 31, 2006, Compared to Same Period in 2005
--------------------------------------------------------------------------------

The Company had $74,583 in operating revenues from sales of product in the quarter in 2005, compared to $150 revenues in the same quarter in fiscal year 2005. In the first quarter of 2006 Cost of Goods Sold amounted to $52,003 resulting in gross profit of $22,580. The first quarter 2005 resulted in a Gross Loss of ($80).

The Company incurred $176,709 operating expenses, which included $176,052 for salaries, legal, accounting, administrative, and depreciation/amortization of $658 for total expenses of $176,709. These expenses of $176,709 in the first quarter in 2006 compare to $25,834 in the first quarter of 2005 when the company commenced its activities. The Company incurred interest expense of $14,385 in the first quarter of 2006. The company experienced a loss on operations of ($168,514) in the first quarter of 2006, compared to a ($25,914) loss in the same quarter in 2005. The net loss per share was ($.02) in the first quarter of 2006 compared to nominal loss in the same quarter in 2005.

The company continued to work toward increasing sales and did increase its sales volume from $27,388 in the preceding quarter to $74,583 in the first quarter of 2006. This increase constitutes a 172% sales growth.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2006, the Company had $15,484 in cash and $98,442 in other current assets with which to conduct operations. In a subsequent event, the Company raised $100,000 through the issuance of additional convertible notes payable. The subsequently increased liquidity will be used to expand operations and marketing efforts, and to fund expected operational losses through July 2006. All outstanding convertible notes become due before March 1, 2007, and there is no guarantee that the notes will be converted into Common Stock, or paid from other funds.

NEED FOR ADDITIONAL FINANCING

   No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to fund expected operational losses. Life USA Inc. intends to seek additional funding through the issuance of debt, shares or other instruments to fund the Company's business plan. If we are unable to raise additional funding our working capital will be insufficient to successfully execute our business plan. The company plans to conduct a Private Placement of common stock to attempt to raise a total of $1,000,000 in the next six months.

   Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may compensate certain providers of services by issuances of stock or warrants in lieu of cash.


GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Review Report. There is substantial doubt about the ability of the Company to continue as a "going concern". At quarter end, the Company has $15,484 in cash, inventory of $66,656, other current assets of $31,786, and other assets of $8,066. The current debt is $685,669. Current liabilities exceed current assets by $571,743. The effects of such conditions could cause the Company's failure if additional capital is not raised, or profitable operations are not achieved.

ITEM 3. CONTROLS AND PROCEDURES

a.    Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation March 31, 2006, the Chief Executive Officer and Chief Operating Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

     None.

ITEM 2. CHANGE IN SECURITIES.
-------------------------------
     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------------------------------------------------------------

     None.

ITEM 5. OTHER INFORMATION.
----------------------------

On May 5, 2006, the Company's stock received a ticker symbol, which allows the stock to be publicly traded. The issued ticker symbol is LFUI.OB.

On April 13, 2006, the company issued additional convertible notes. The main terms of the notes are:

         $    50,000      Note  payable, secured, convertible  into
                          100,000 shares, due July 12, 2006, incurring interest at 25% p.a., attached to the note are 100,000 warrants exercisable at $0.75 per share.

         $    50,000      Note  payable, secured, convertible  into
                          100,000  shares,  due  July 12, 2006,  incurring
                          interest  at 25% p.a.,  attached  to the note  are
                          100,000 warrants exercisable at $0.75 per share.
         -----------
         $   100,000      Total Convertible Notes payable issued subsequent to
                          March 31, 2006.
         ===========


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)   Exhibits - #31   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-
                       OXLEY ACT

                 #32 CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)   Reports on Form 8-K

         Filed April 26, 2006, item 5.02.

                  SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      LIFE USA, INC.

Date: May 15, 2006

                      /s/ Rick Newton
                      by: ------------------------------
                      Rick Newton, Chief Executive Officer
                       and Acting Chief Financial Officer