Form 10KSB/A
period 2005-12-31
LIFE USA INC
filed 2006-06-08
CIK 1235096

FORM 10-KSB/A
                                  Amendment #2

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

Product Commitments
--------------------
Life USA made down payments on the production of two additional products. Total unpaid production commitments are less than $25,000. The Company also has $81,058 invested in raw materials for its products, which require additional working capital to be turned into finished goods.

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

The company, (which as discussed herein treats Neuro as the successor company) purchased wholesale inventory of krill product from a supplier NKO, as well as Joint Formula capsules from a supplier Sierra Sil. Inventory was valued at $108,983 on December 31, 2005. There was no inventory a year earlier. The company continued to work toward increasing sales and did increase its sales volume by 97% from $13,884 in the third quarter to $27,388 in the fourth quarter of fiscal 2005.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited activities, limited capital, debt in the amount of $517,376, all of which is current, $52,750 in cash, inventory of $108,983 minimal other liquid assets, and no capital commitments. The effects of such conditions could potentially cause the Company's bankruptcy.

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

As of the date of filing this report, Michael Schuett is the only employee. All other management members are contractors. None of the directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. Life USA has adopted a stock option plan. The plan allows grants up to a total of 2,000,000 stock options.

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

(c) Exhibits:

          10.8 2006 Stock Option Plan (Employees/Consultants)
          31   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
          32   CERTIFICATION OF DISCLOSURE  PURSUANT TO 18 U.S.C.  SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906 OF THE  SARBANES-OXLEY  ACT OF
               2002

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

/s/Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
February 3, 2006

                              Life USA, Inc.
                      (A Development Stage Company)
                             Balance Sheets

                                                December 31       December 31
                                                       2005              2004
                                                -----------       -----------
ASSETS
    Cash and cash equivalents                  $     52,750       $         0
    Accounts Receivable - trade                         646                 0
    Accounts Receivable - other                       5,925                 0
    Inventory                                       108,983                 0
    Prepaid Expenses                                 11,899                 0
                                                 ----------       -----------
   Total Current Assets                             180,203                 0

Other Assets:
    Fixed Assets (Net)                                8,225                 0
                                                 ----------       -----------
  Total Other Assets                                  8,225                 0
                                                 ----------       -----------
TOTAL ASSETS                                     $  188,427       $         0
                                                 ==========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable - Trade                      $   99,805       $         0
   Accrued Expenses                                   3,329                 0
   Notes Payable                                     17,376                 0
   Convertible Notes Payable                        500,000                 0
                                                -----------       -----------
     Total Current Liabilities                      620,510                 0
                                                -----------       -----------
Stockholders' Deficit
   Common Stock: par value of $0.0001,
     100,000,000 shares authorized, and
     9,540,534 shares and 0 shares issued
     and outstanding respectively                       954                 0
   Additional paid-in capital                       195,523                 0
   Deficit accumulated during
     the development stage                         (628,560)                0
                                                 ----------       -----------
TOTAL STOCKHOLDERS' DEFICIT                        (432,083)                0
                                                 ----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                            $  188,427       $         0
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




                                 Life USA, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 Indirect Method

                                                          July 23, 2004    July 23, 2004
                                            Year Ended   (Inception) to   (Inception) to
                                           December 31      December 31      December 31
                                                  2005             2004             2005
                                           -----------    -------------     ------------
Cash Flows from Operating Activities:
   Net Profit (Loss)                        $ (628,560)       $       0       $ (628,560)
 Adjustments to reconcile net loss
    to net cash used
    by operating activities
  Stock Warrants expensed for services          64,107                0           64,107
  Stock Issuance for services                      275                0              275
  Amortization and depreciation                  8,774                0            8,774
  Goodwill write off                            14,454                0           14,454
  Impairment loss ad back                      116,667                0          116,667
  Decrease (increase) Accounts Receivable       (6,571)               0           (6,571)
  Decrease (increase) in Inventory            (108,983)               0         (108,983)
  Decrease (increase) in Pre-paid Expenses     (11,899)               0          (11,899)
  Increase (Decrease) in Accounts Payable       99,751                0           99,751
  Increase (Decrease) in Accrued Expenses        3,329                0            3,329
                                               -------          -------          -------

Net Cash Provided (used)
   by Operating Activities                    (448,655)               0         (448,655)
                                               -------          -------          -------
Cash Flows from Investing Activities:
   Equipment acquired                           (8,666)               0           (8,666)
                                               -------          -------          -------
Net Cash Used In Investing Activities           (8,666)               0           (8,666)
                                               -------          -------          -------
Cash Flows from Financing Activities
   Proceeds (redemption) Notes                 502,296                0          502,296
   Proceeds from stock issuance                  7,775                0            7,775
                                               -------          -------          -------
Net Cash provided (used) by
   Financing Activities                        510,071                0          510,071
                                               -------          -------          -------
Increase (Decrease) in Cash                     52,750                0           52,750

Cash and Cash Equivalents - Beginning
of Period                                            0                0                0
                                               -------          -------         --------
Cash and Cash Equivalents - End of Period     $ 52,750          $     0         $ 52,750
                                              ========          =======         ========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

 Cash paid for interest expense               $    119          $     0         $    119
                                              ========          =======         ========
 Cash paid for income taxes                   $      0          $     0         $      0
                                              ========          =======         ========
NON-CASH TRANSACTIONS
 Stock Warrants granted for services          $ 64,107          $     0         $ 64,107
 Stock issued for services                    $    275          $     0         $    275
 Acquisition Rosedale name
  for 250,000 common shares                   $125,000          $     0         $125,000
  Note payable assumed in reverse takeover    $ 15,080          $     0         $ 15,080
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


Note 4 - Accounts Receivable - other
Accounts Receivable - Other consisted of a double payment in the amount of $5,925 to a vendor.

Note 5 - Inventory
Inventory at December 31, 2005, consisted of the following:
     Raw materials       $81,058
     Finished goods       27,925
                        --------
     Total              $108,983
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

Date: June 7, 2006
/s/Michael Schuett
- -----------------------
Michael Schuett, President, Director

Date: June 7, 2006
/s/Kelly Kendall
- -----------------------
Kelly Kendall, Director

Date: June 7, 2006

/s/Wesley F. Whiting
- ------------------
Wesley F. Whiting, Director

Date: June 7, 2006
/s/Leland E. Watson, II
- -----------------------
Leland E. Watson, II, Director