Form 10QSB
period 2006-06-30
LIFE USA INC
filed 2006-08-14
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission File Number
------------------                     ----------------------
June 30, 2006                          000-50294


                                 LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                               84-1426725
-------------------------              ----------------------
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

          10,060,534 common shares as of August 2, 2006

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

                  FOR THE SIX-MONTHS ENDED JUNE 30, 2006



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


To the Board of Directors
Life USA, Inc.

We have reviewed the accompanying balance sheet of Life USA, Inc., a Development Stage Company, as of June 30, 2006, and the related statements of operations for the three months and six-months ended June 30, 2006 and 2005, and the related statements of cash flows for the six months ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC.
Denver, Colorado
August 1, 2006

LIFE USA, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                    Unaudited

                                             June 30       December 31
                                                2006              2005
                                            --------       -----------
ASSETS
    Cash and cash equivalents            $    59,651      $     52,750
    Accounts Receivable - trade (net)         10,193               646
    Accounts Receivable - other                    0             5,925
    Inventory                                 87,998           108,983
    Prepaid Expenses                          12,177            11,899
                                           ---------        ----------
   Total Current Assets                      170,019           180,203

Other Assets:
    Fixed Assets (Net)                         6,908             8,224
    Product Design & Trademark (Net)             500                 0
                                          ----------        ----------
  Total Other Assets                           7,408             8,224
                                          ----------        ----------
TOTAL ASSETS                              $  177,427        $  188,427
                                          ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable                       $  153,374        $   99,805
   Accrued Expenses                            6,011             3,329
   Notes Payable                              15,080            17,376
   Convertible Notes Payable                 630,000           500,000
                                          ----------       -----------
     Total Current Liabilities               804,465           620,510
                                          ----------       -----------
Stockholders' Deficit
   Common Stock. $0.0001 par value,
     100,000,000 shares authorized,
     10,060,534 and 9,540,534 shares
     issued and outstanding,
     at June 30, 2006 and
     December 31, 2005 respectively            1,006               954
   Additional paid-in capital                432,299           195,523
   Deficit accumulated during
     the development stage                (1,060,343)         (628,560)
                                         -----------        ----------
TOTAL STOCKHOLDERS' DEFICIT                 (627,038)         (432,083)
                                         -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                    $   177,427        $  188,427
                                         ===========        ==========

See Accountants' Review Report and the accompanying notes to the financial statements.






                                 LIFE USA, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                    Unaudited

                                                                                July 23
                              3 Months    3 Months    6 Months    6 Months         2004
                                 Ended       Ended       Ended       Ended   (Inception)
                               June 30     June 30     June 30     June 30   to June 30
                                  2006      2005 *        2006      2005 *         2006
                             ---------   ---------   ---------   ---------    ---------
Sales revenues               $ 415,795   $   3,689   $ 490,378   $   3,839    $ 535,339
Cost of goods sold             342,312       4,716     394,316       4,946      422,908
                             ---------   ---------   ---------   ---------    ---------
   Gross profit                 73,483      (1,027)     96,062      (1,107)     112,431
                             ---------   ---------   ---------   ---------    ---------
Operating Expenses
   Goodwill write off                0           0           0           0       14,454
   General and administrative  318,413      84,451     494,464     110,285      969,924
   Impairment loss                   0           0           0           0      116,667
   Depreciation & amortization     658           0       1,316           0       10,090
                             ---------   ---------   ---------   ---------    ---------
   Total Operating Expenses    319,071      84,451     495,780     110,285    1,111,135
                             ---------   ---------   ---------   ---------    ---------
Other Income and Expenses
   Interest Expense            (17,680)     (8,417)    (32,065)     (8,417)     (61,639)
                             ---------   ---------   ---------   ---------    ---------
Net Other Income (Expense)     (17,680)     (8,417)    (32,065)     (8,417)     (61,639)
                             ---------   ---------   ---------   ---------   ----------
Net Loss                     $(263,268)  $ (93,895)  $(431,783)  $(119,809) $(1,060,343)
                             =========    =========  =========   =========   ==========

Per Share Information
Profit (Loss) per common share
  Basic                      $   (0.03)  $   (0.01)   $  (0.04)   $  (0.01)
  Fully Diluted                  (0.03)      (0.01)      (0.04)      (0.01)
                              --------     --------
Weighted average number of
shares outstanding           9,797,677   9,540,534   9,669,816   9,540,534
                             ---------    ---------  ---------   ---------

The accompanying notes are an integral part of these financial statements.


See Accountants' Review Report and the accompanying notes to the financial statements. * Comparable periods for the year 2005 reflect pro-forma results; See note 1.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                 Indirect Method
                                    Unaudited

                                          6 Months       6 Months  July 23, 2004
                                             Ended          Ended    (Inception)
                                           June 30        June 30     to June 30
                                              2006           2005           2006
                                      ------------    -----------   ------------
Cash Flows from Operating Activities:
   Net Profit (Loss)                    $ (431,783)    $  (83,597)   $(1,060,343)
 Adjustments to reconcile net loss
    to net cash used
    by operating activities
  Stock Options issued for services         80,828              0        144,935
  Common stock issued for services         156,000              0        156,275
  Amortization and depreciation              1,316              0         10,090
  Goodwill write off                             0              0         14,454
  Impairment loss add back                       0              0        116,667
  Decrease (increase) Accounts Receivable   (3,622)          (590)       (10,193)
  Decrease (increase) in Inventory          20,985        (13,961)       (87,998)
  Decrease (increase) in Pre-paid Expenses    (278)        (2,775)       (12,177)
  Increase (Decrease) in Accounts Payable   53,569          7,644        153,375
  Increase (Decrease) in Accrued Expenses    2,682         11,396          6,011
                                           -------        -------        -------
Net Cash Provided (used)
   by Operating Activities                (120,303)       (81,883)      (568,904)
                                           -------        -------        -------
Cash Flows from Investing Activities:
   Equipment acquired                         (500)        (1,460)        (9,220)
                                           -------        -------        -------
Net Cash Used In Investing Activities         (500)        (1,460)        (9,220)
                                           -------        -------        -------
Cash Flows from Financing Activities
   Proceeds (payments) Notes - net         127,704        345,000        630,000
   Proceeds from stock issuance                  0          7,775          7,775
                                           -------        -------        -------
Net Cash Provided (used) by
   Financing Activities                    127,704        352,775        637,775
                                           -------        -------        -------
Increase (Decrease) in Cash                  6,901        269,432         59,651

Cash and Cash Equivalents - Beginning
of Period                                   52,750              0              0
                                          --------       --------       --------
Cash and Cash Equivalents - End of Period $ 59,651       $269,432       $ 59,651
                                          ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid for interest expense           $     12        $     0       $    180
                                          ========        =======       ========
 Cash paid for income taxes               $      0        $     0       $      0
                                          ========        =======       ========
NON-CASH TRANSACTIONS
 Stock Options granted for services       $ 43,908        $     0       $181,857
 Stock issued for services                $156,000        $     0       $281,275
 Note payable assumed in reverse takeover $      0        $     0       $ 15,080
                                          ========        =======       ========



See Accountants' Review Report and the accompanying notes to the financial statements.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2006


Note 1 - The Company

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six-months ended June 30, 2006 and for the period July 23, 2004 (inception) to June 30, 2006, and cash flows for the six-months ended June 30, 2006 and the for the period July 23, 2004 (inception) to June 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

The Company is a development stage company and has earned limited revenue from operations. The Company's current liabilities exceed current assets by $634,446 and the Company has suffered accumulated losses of $1,060,343 as of June 30, 2006. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - Accounts Receivable

Accounts Receivable - trade (net) at June 30, 2006, consisted of the following:
     Receivables - gross                $ 13,054
     Allowance for Doubtful Accounts      (2,861)
                                        --------
     Total                              $ 10,193
                                        ========

Note 4 - Inventory

Inventory at June 30, 2006, consisted of the following:
     Raw materials                     $ 27,241
     Finished goods                      60,757
                                       --------
     Total                             $ 87,998
                                       ========

Note 5 - Convertible Notes Payable

Convertible notes payable as of June 30, 2006 consist of the following:

         $ 50,000 Note payable, convertible into 100,000 shares, due May 27, 2006, incurring interest at 10%, attached to the note are 100,000 warrants exercisable at $0.625 per share. Note holder has verbally agreed to extend the note by 60 days.

         $ 25,000 Note payable, convertible into 50,000 shares, due June 7, 2006, incurring interest at 10%. Note holder has verbally agreed to extend the note.

         $ 50,000 Note payable, convertible into 100,000 shares, due May 27, 2006, interest at 10%. Note holder has verbally agreed to extend the note by 60 days.

         $ 75,000 Note payable, convertible into 150,000 shares, due May 27, 2006, incurring interest at 10%, attached to the note are 150,000 warrants exercisable at $0.625 per share. Note holder has verbally agreed to extend the note by 60 days.

         $ 20,000 Note payable, convertible into 40,000 shares, due February 28, 2007, incurring interest at 15%, attached to the note are 40,000 warrants exercisable at $0.65 per share.

         $ 50,000 Note payable, convertible into 100,000 shares, due February 28, 2007, incurring interest at 15%, attached to the note are 100,000 warrants exercisable at $0.65 per share.

         $ 75,000 Note payable, convertible into 150,000 shares, due May 27, 2006, incurring interest at 10%, attached to the note are 150,000 warrants exercisable at $0.625 per share. Note holder has verbally agreed to extend the note by 60 days.

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

         $ 50,000 Note payable, convertible into 125,000 shares, due September 12, 2006, incurring interest at 25%, attached to the note are 250,000 warrants exercisable at $0.75 per share. This note is secured by inventory.

         $ 50,000 Note payable, convertible into 125,000 shares, due September 12, 2006, incurring interest at 25%, attached to the note are 250,000 warrants exercisable at $0.75 per share. This note is secured by inventory.

         --------
         $630,000 Total Convertible notes payable. All these notes, with the exception of the last two notes, are unsecured.
         ========

Note 6 - Notes Payable

Notes payable at June 30, 2006, consisted of the  following:
   $ 15,080         Note payable at 8%; due on demand; unsecured.
   --------
   $ 15,080         Total Note Payable on June 30, 2006.
   ========

Note 7 - Stock Transactions

Life USA has adopted a stock option plan. The plan allows grants up to a total of 2,000,000 stock options. As of June 30, 2006, a total of 768,972 options had been granted, of which 263,351 were granted for services performed during the second quarter of fiscal year 2006. The granted stock options have been valued, using a Black-Scholes model, and were fully expensed. The second quarter's stock option expense was $43,910. The following options were granted in the second quarter 2006:

   Name             # of Options          Exercise Price             Expiry Date
   ----             ------------          --------------             -----------
   Rick Newton           180,000                    $.50               6/30/2011
   John  Schoonbrood      43,351                    $.50               6/30/2011
   Michael Schuett        10,000                    $.50               6/30/2011
   Wes Whiting            10,000                    $.50               6/30/2011
   Kelly Kendall          10,000                    $.50               6/30/2011
   Leland Watson          10,000                    $.50               6/30/2011
                         -------
   Total                 263,351
                         =======

Life USA issued in the quarter 520,000 common shares to certain consultants, advisors and Board of Director members for their services. On the date of the issuance and on the last day of the quarter, the Life USA stock traded at $.30 per share. The 520,000 shares were fully expensed at a total cost of $156,000. The following common shares were issued in the second quarter of 2006:

   Name                  # of Shares
   ----                 ------------
   Sierra Mountain Minerals  100,000
   Tina Sampalis             100,000
   John Bradley              100,000
   Mark Urich                100,000
   Wes Whiting                20,000
   Kelly Kendall              20,000
   Lee Watson                 20,000
   Kjell Tornblom             30,000
   Greg Boyd                  30,000

Sierra Mountain Minerals is an important raw materials supplier for our new joint product, AgilFlex. Tina Sampalis is employed by our krill oil supplier. John Bradley controls more than 10% of outstanding shares. Wes Whiting, and Kelly Kendall are Board of Director members. Lee Watson was a Board of the Director member, when the shares were issued.

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

Note 9 - Concentration

Of our second quarter revenues, 97% was wholesale, and 3% was retail. Our largest customer accounted for 85% of the company's total revenues. The second largest customer contributed 3% to our quarterly sales. 99% of total revenue came from our krill product.

Note 10 - Subsequent events

The Company offered an extension of the convertible notes payable to 4 note holders. As of the date of this report 3 note holders had accepted the terms. The following notes retroactively changed on July 31, 2006:

$ 50,000 Note payable due May 27, 2006, has been extended to September 30, 2006. Interest rate increased to 25% from the original due date. Conversion price decreased to $.33. The note is secured by a subordinated pledge of inventory and accounts receivable.

$ 50,000 Note payable due May 27, 2006, has been extended to September 30, 2006. Interest rate increased to 25% from the original due date. Conversion price decreased to $.33. The note is secured by a subordinated pledge of inventory and accounts receivable.

$ 75,000 Note payable due May 27, 2006, has been extended to September 30, 2006. Interest rate increased to 25% from the original due date. Conversion price decreased to $.33. The note is secured by a subordinated pledge of inventory and accounts receivable.


The Company signed a Memorandum of Understanding with one of its suppliers to become the distributor for several dozen small reseller accounts of this supplier. Revenues for the third fiscal quarter of 2006 can show modest growth when compared to the second quarter, if a final distribution agreement can be executed on acceptable terms, and on a timely basis, and if sufficient small resellers accept the transition to Life USA.

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

   These forward-looking statements are subject to numerous assumptions, risks and uncertainties, that may cause Life USA, Inc. actual results to be materially different from any future results expressed or implied by Life USA, Inc. in those statements. Important facts that could prevent Life USA, Inc. from achieving any stated goals include, but are not limited to, the following:

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

Changes in Financial Condition
-------------------------------

     During the second quarter of fiscal year 2006, the Company experienced liquidity problems due to continuing operational losses and continued revenue growth resulting in increased working capital needs. Working capital constraints limited our revenue growth. The Company has a working line of credit with a private funding source which has provided $100,000 in accounts receivable financing at 25% per annum interest rate.

Results of Operations for the Quarter Ended June 30, 2006, Compared to Same Period in 2005
--------------------------------------------------------------------------------

The Company had $415,795 in operating revenues from sales of product in the second quarter in 2006, compared to $3,689 revenues in the same period in fiscal year 2005. In the second quarter of 2006 Cost of Goods Sold amounted to $342,312 resulting in gross profit of $73,483. The second quarter 2005 resulted in a Gross Loss of ($1,027).

The Company incurred $319,071 operating expenses, which included $318,413 for salaries, legal, accounting, administrative, and depreciation/amortization of $658 for total expenses of $319,071. These expenses of $319,071 in the second quarter in 2006 compare to $84,451 in the second quarter of 2005 when the company commenced its activities. The Company incurred interest expense of $17,680 in the second quarter of 2006. The company experienced a loss on operations of ($263,268) in the first quarter of 2006, compared to a ($93,895) loss in the same quarter in 2005. The net loss per share was ($.03) in the second quarter of 2006 compared to a net loss of ($.01) in the same quarter in 2005.

The Company continued to work toward increasing sales, and was able to increase its sales volume from $74,583 in the preceding quarter to $415,795 in the second quarter of
2006. This increase constitutes a 457% sales growth. All sales growth came from one customer. This one customer, our main supplier, and our Company have agreed to a three party sales commission arrangement for all product delivered directly from supplier to customer. This arrangement is expected to generate revenues from in commissions income in the third fiscal quarter 2006.

The Company will be challenged to replace top line product revenue from our largest customer, which amounted to 97% of our revenues in the second quarter, with product sales to other customers. Management believes this is a positive development, because second quarter product sales to other customers were severely constrained by limited working capital availability. The three party commission arrangement frees up working capital resources, which can now be used to build a broader customer base, while maintaining a profitable working relationship with our largest customer.

In the second quarter the Company launched its proprietary blended krill product "AgilFlex". This product promotes joint health and blends Neptune Krill Oil with SierraSil minerals. AgilFlex sales in the second quarter were minimal.


Comparison  of Operating  Results for the Six Month Period Ended  June 30,
2006 and June 30, 2005
--------------------------------------------------------------------------------

     Revenues for the six months ended June 30, 2006 were $490,378 from product sales and Cost of goods sold amounted to $394,316, for a gross profit of $96,062. Pro forma revenues for the six month period in 2005 were $3,839, resulting in a pro-forma Gross loss of ($1,107). In the six month period of 2006 the Company incurred operating expenses of $494,464, including salaries, consulting, general and administrative, and incurred amortization and depreciation of $1,316 for total expenses of $495,780. The Company also incurred interest expense of $32,065 on its loans, for an aggregate loss of ($431,783)in the period in 2006 compared to a ($119,809) net loss in the same period in 2005, when operating expenses amounted to $110,285 and interest expenses to $8,417. The Company experienced, for the six month period, a ($.04) loss per share in 2006, compared to a pro forma ($.01) loss per share in the first half of 2005.

     In September, 2005 the Company acquired Neuro Nutrition, Inc. The result of the acquisition of Neuro Nutrition is that the Results of Operations of Neuro Nutrition are treated as the operations of the successor company. Life USA, Inc., as the parent, had no operations in 2005 separately, prior to the acquisition of Neuro Nutrition.

         During  the  six  months  in  2005  ended  June 30,  2005,  Neuro
Nutrition developed its business plan in nutraceutical marketing, raised $345,000 in debt, convertible to equity, acquired inventory, designed labels, began marketing, and commenced sales. For the first half of 2005, Neuro Nutrition achieved pro forma sales of $3,689, resulting in a gross loss on sales of $1,107.

     Management believes the trend of losses will continue at about the same rate as in the first six months of 2006. The Company anticipates increasing its marketing efforts through the infusion of capital to pay for advertising media and sales promotional costs. Losses may increase when compared to the first six months of 2006, when the company is able to raise additional funding and spend these funds on marketing, and other operational expenses, before achieving increased revenues.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2006, the Company had $59,651 in cash and $110,368 in other current assets with which to conduct operations. During the second quarter, the Company raised $100,000 through the issuance of secured convertible notes. These notes have been secured by finished inventory. At the end of May 2006, notes with a combined principal value of $250,000 matured. These note holders decided not to convert the notes into Common Stock, however $175,000 of the notes have extended the term. The Company has been in ongoing discussions with the unextended debt holders about extending their notes on modified terms. It is uncertain whether these note holders will continue to extend their notes. One other convertible note, which matured in June 2006, and with a principal value of $25,000, has been extended as well, and this note holder has informed the Company of their intention to convert to equity.

All other convertible notes, with a combined principal value of $355,000, mature in 2006, or in the first quarter of 2007. There is no guarantee that these notes will be converted into Common Stock.

NEED FOR ADDITIONAL FINANCING

   No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to fund expected operational losses. Life USA, Inc. intends to seek additional funding, through the issuance of debt, shares or other instruments to fund the Company's business plan. If we are unable to raise additional funding our working capital will be insufficient to successfully execute our business plan. The Company plans to conduct a Private Placement of common stock to attempt to raise a total of $1,000,000 in the next six months.

     Life USA, Inc. continues discussion with other potential investors, and continues to seek substantial funding for our business plan.

   Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may compensate certain providers of services by issuances of stock or warrants in lieu of cash.


GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Review Report. There is substantial doubt about the ability of the Company to continue as a "going concern". At quarter end, the Company had $59,651 in cash, inventory of $87,998, other current assets of $22,370, and other assets of $7,408 approximately. The current debt is in excess of $804,465. Current liabilities exceed current assets by $634,446. The effects of such conditions could cause the Company's failure if additional capital is not raised, or profitable operations are not achieved.

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

b.    Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

              PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS.
----------------------------

Life USA has adopted a stock option plan. The plan allows grants up to a total of 2,000,000 stock options. As of June 30, 2006, a total of 768,972 options had been granted, of which 263,351 were granted for services performed during the second quarter of fiscal year 2006. The granted stock options have been valued, using a Black-Scholes model, and were fully expensed. The second quarter's stock option expense was $43,908. The following options were granted in the second quarter 2006:

   Name             # of Options          Exercise Price             Expiry Date
   ----             ------------          --------------             -----------
   Rick Newton           180,000                    $.50               6/30/2011
   John  Schoonbrood      43,351                    $.50               6/30/2011
   Michael Schuett        10,000                    $.50               6/30/2011
   Wes Whiting            10,000                    $.50               6/30/2011
   Kelly Kendall          10,000                    $.50               6/30/2011
   Leland Watson          10,000                    $.50               6/30/2011
                         -------
   Total                 263,351
                         =======

Life USA issued in the quarter 520,000 common shares to certain consultants, advisors and Board of Director members for their services. On the date of the issuance and on the last day of the quarter, the Life USA stock traded at $.30 per share. The 520,000 shares were fully expensed at a total cost of $156,000. The following common shares were issued in the second quarter of 2006:

   Name                  # of Shares
   ----                 ------------
   Sierra Mountain Minerals  100,000
   Tina Sampalis             100,000
   John Bradley              100,000
   Mark Urich                100,000
   Wes Whiting                20,000
   Kelly Kendall              20,000
   Lee Watson                 20,000
   Kjell Tornblom             30,000
   Greg Boyd                  30,000

Sierra Mountain Minerals is an important raw materials supplier for our new joint product, AgilFlex. Tina Sampalis is employed by our krill oil supplier. John Bradley controls more than 10% of outstanding shares. Wes Whiting, and Kelly Kendall are Board of Director members. Lee Watson was a Board of the Director member, when the shares were issued.

ITEM 2. CHANGE IN SECURITIES.
-------------------------------
See Item 1 above.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

Certain note holders holding $75,000 in notes, decided not to convert the notes into Common Stock, however $175,000 of the notes have extended the term. The Company currently does not have the means to redeem their notes, and has been in ongoing discussions with the unextended debt holders about extending their notes on modified terms. It is uncertain whether these note holders will continue to extend their notes. One other convertible note, which matured in June 2006, and with a principal value of $25,000, has been extended

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------------------------------------------------------------

     None.

ITEM 5. OTHER INFORMATION.
----------------------------

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)   Exhibits - #31   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-
                       OXLEY ACT

                 #32 CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)   Reports on Form 8-K

         Filed July 21, 2006 (Common Stock issuance)
         Filed June 23, 2006  (Resignation  Lee Watson as  director,  Appointing
             Richard Newton as director, Acceptance of $4,000,000 term sheet).
         Filed May 25, 2006 (Press release first quarter  results) Filed May 18,
         2006 (Common Stock issuance) Filed April 26, 2006 (Resignation Steve Parkinson as director)

                  SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      LIFE USA, INC.

Date: August 8, 2006

                      /s/ Rick N. Newton
                      by: ------------------------------
                     Rick N. Newton, Chief Executive Officer
                       and Acting Chief Financial Officer