Form 10QSB
period 2006-09-30
LIFE USA INC
filed 2006-11-17
CIK 1235096

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission File Number
------------------                     ----------------------
September 30, 2006                          000-50294


                                 LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                               84-1426725
-------------------------              ----------------------
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

          10,060,534 common shares as of November 11, 2006

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

                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


To the Board of Directors
Life USA, Inc.

We have reviewed the accompanying balance sheet of Life USA, Inc., a Development Stage Company, as of September 30, 2006, and the related statements of operations for the three months and nine-months ended September 30, 2006 and 2005, and the related statements of cash flows for the nine-months ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC.
Denver, Colorado
November 13, 2006

                                   LIFE USA, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                    Unaudited

                                             Sept 30       December 31
                                                2006              2005
                                            --------       -----------
ASSETS
    Cash and cash equivalents            $    19,056      $     52,750
    Accounts Receivable - trade (net)          9,367               646
    Accounts Receivable - other                    0             5,925
    Inventory                                192,059           108,983
    Prepaid Expenses                          41,907            11,899
                                           ---------        ----------
   Total Current Assets                      262,389           180,203

Other Assets:
    Fixed Assets (Net)                         6,915             8,224
    Product Design & Trademark (Net)             500                 0
                                          ----------        ----------
  Total Other Assets                           7,415             8,224
                                          ----------        ----------
TOTAL ASSETS                              $  269,804        $  188,427
                                          ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable                       $  312,748        $   99,805
   Accrued Expenses                           13,934             3,329
   Notes Payable                              45,304            17,376
   Convertible Notes Payable                 630,000           500,000
                                          ----------       -----------
     Total Current Liabilities             1,001,986           620,510
                                          ----------       -----------
Stockholders' Deficit
   Common Stock. $0.0001 par value,
     100,000,000 shares authorized,
     10,060,534 and 9,540,534 shares
     issued and outstanding,
     at September 30, 2006 and
     December 31, 2005 respectively            1,006               954
   Additional paid-in capital                485,236           195,523
   Deficit accumulated during
     the development stage                (1,218,424)         (628,560)
                                         -----------        ----------
TOTAL STOCKHOLDERS' DEFICIT                 (732,182)         (432,083)
                                         -----------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                    $   269,804        $  188,427
                                         ===========        ==========

See Accountants' Review Report and the accompanying notes to the financial statements.












                                 LIFE USA, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                    Unaudited

                                                                                July 23
                              3 Months    3 Months    9 Months    9 Months         2004
                                 Ended       Ended       Ended       Ended   (Inception)
                               Sept 30     Sept 30     Sept 30     Sept 30   to Sept 30
                                  2006        2005        2006        2005         2006
                             ---------   ---------   ---------   ---------    ---------
Sales revenues               $ 144,497   $  13,884   $ 634,874   $  17,573    $ 679,835
Sales commission income         32,700           0      32,700           0       32,700
Cost of goods sold             113,062       7,119     507,377      11,835      535,969
                             ---------   ---------   ---------   ---------    ---------
   Gross profit                 64,135       6,765     160,197       5,738      176,566
                             ---------   ---------   ---------   ---------    ---------
Operating Expenses
   Goodwill write off                0      14,454           0      14,454       14,454
   General and administrative  190,925     125,000     685,388     209,451    1,160,849
   Impairment loss                   0           0           0           0      116,667
   Depreciation & amortization     658       8,524       1,974       8,524       10,748
                             ---------   ---------   ---------   ---------    ---------
   Total Operating Expenses    191,583     147,978     687,362     232,429    1,302,718
                             ---------   ---------   ---------   ---------    ---------
Other Income and Expenses
   Interest Expense            (30,633)     (9,500)    (62,699)    (17,917)     (92,272)
                             ---------   ---------   ---------   ---------    ---------
Net Other Income (Expense)     (30,633)     (9,500)    (62,699)    (17,917)     (92,272)
                             ---------   ---------   ---------   ---------   ----------
Net Loss                     $(158,081)  $(150,713)  $(589,864)  $(244,608) $(1,218,424)
                             =========    =========  =========   =========   ==========

Per Share Information
Profit (Loss) per common share
  Basic                      $   (0.02)  $   (0.06)   $  (0.06)   $  (0.21)
  Fully Diluted                  (0.02)      (0.06)      (0.06)      (0.21)
                              --------     --------
Weighted average number of
shares outstanding          10,060,534   2,410,447   9,801,486   1,155,217
                             ---------    ---------  ---------   ---------


See Accountants' Review Report and the accompanying notes to the financial statements.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                 Indirect Method
                                    Unaudited




                                          9 Months       9 Months  July 23, 2004
                                             Ended          Ended    (Inception)
                                           Sept 30        Sept 30     to Sept 30
                                              2006           2005           2006
                                      ------------    -----------   ------------
Cash Flows from Operating Activities:
   Net Profit (Loss)                    $ (589,864)    $ (244,608)   $(1,218,424)
 Adjustments to reconcile net loss
    to net cash used
    by operating activities
  Stock Warrants expensed for services     133,765              0        197,872
  Stock Issuance for services              156,000            275        156,275
  Amortization and depreciation              1,974          8,524         10,748
  Goodwill write off                             0         14,454         14,454
  Impairment loss add back                       0              0        116,667
  Decrease (increase) Accounts Receivable   (2,796)        (5,344)        (9,367)
  Decrease (increase) in Other Assets      (83,076)      (112,544)      (192,058)
  Decrease (increase) in Pre-paid Expenses (30,007)             0        (41,906)
  Increase (Decrease) in Accounts Payable  212,942         51,623        312,692
  Increase (Decrease) in Accrued Expenses   10,605          5,127         13,935
                                           -------        -------        -------
Net Cash Provided (used)
   by Operating Activities                (190,457)      (282,493)      (639,112)
                                           -------        -------        -------
Cash Flows from Investing Activities:
   Equipment acquired                       (1,165)        (2,878)        (9,831)
                                           -------        -------        -------
Net Cash Used In Investing Activities       (1,165)        (2,878)        (9,831)
                                           -------        -------        -------
Cash Flows from Financing Activities
   Proceeds (redemption) Notes             157,928        345,000        660,224
   Proceeds from stock issuance                  0          7,775          7,775
                                           -------        -------        -------
Net Cash Provided (used) by
   Financing Activities                    157,928        352,775        667,999
                                           -------        -------        -------
Increase (Decrease) in Cash                (33,694)        67,404         19,056

Cash and Cash Equivalents - Beginning
of Period                                   52,750              0              0
                                          --------       --------       --------
Cash and Cash Equivalents - End of Period $ 19,056       $ 67,404       $ 19,056
                                          ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid for interest expense           $    766        $     0       $    885
                                          ========        =======       ========
 Cash paid for income taxes               $      0        $     0       $      0
                                          ========        =======       ========
NON-CASH TRANSACTIONS
 Stock Warrants granted for services      $133,765       $      0       $197,872
 Stock issued for services                $156,000       $250,275       $281,275
 Note payable assumed in reverse takeover $      0        $     0       $ 15,080
                                          ========        =======       ========

See Accountants' Review Report and the accompanying notes to the financial statements.

                                 LIFE USA, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  September 30, 2006


Note 1 - The Company

In the opinion of the management of Life USA, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and nine-months ended September 30, 2006 and for the period July 23, 2004 (inception) to September 30, 2006, and cash flows for the nine-months ended September 30, 2006 and the for the period July 23, 2004 (inception) to September 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

The Company is a development stage company and has earned limited revenue from operations. The Company's current liabilities exceed current assets by $739,597 and the Company has suffered accumulated losses of $1,218,424 as of September 30, 2006. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - Accounts Receivable

Accounts Receivable - trade (net) at September 30, 2006, consisted of the following:
     Receivables - gross                $ 12,228
     Allowance for Doubtful Accounts      (2,861)
                                        --------
     Total                              $  9,367
                                        ========

Note 4 - Inventory

Inventory at September 30, 2006, consisted of the following:
     Raw materials                     $ 66,441
     Finished goods                     125,618
                                       --------
     Total                             $192,059
                                       ========

Note 5 - Convertible Notes Payable

Convertible notes payable as of September 30, 2006 consist of the following:

         $ 50,000 Note payable 1, convertible into 151,515 shares, due September 30, 2006, incurring interest at 25%, attached to the note are 151,515 warrants exercisable at $0.625 per share. The note is secured by a subordinated pledge of inventory and accounts receivable.

         $ 25,000 Note payable 2, convertible into 50,000 shares, due September 7, 2006, incurring interest at 10%. Note holder has verbally agreed to extend the note.

         $ 50,000 Note payable 3, convertible into 151,515 shares, due September 30, 2006, incurring interest at 25%.
                       The note is secured by a subordinated pledge of inventory and accounts receivable.

         $ 75,000 Note payable 4, convertible into 227,273 shares, due September 30, 2006, incurring interest at 25%, attached to the note are 227,273 warrants exercisable at $0.625 per share. The note is secured by a subordinated pledge of inventory and accounts receivable.

         $ 20,000 Note payable 5, convertible into 40,000 shares, due February 28, 2007, incurring interest at 15%, attached to the note are 40,000 warrants exercisable at $0.65 per share.

         $ 50,000 Note payable 6, convertible into 100,000 shares, due February 28, 2007, incurring interest at 15%, attached to the note are 100,000 warrants exercisable at $0.65 per share.

         $ 75,000 Note payable 7, convertible into 150,000 shares, due May 27, 2006, incurring interest at 10%, attached to the note are 150,000 warrants exercisable at $0.625 per share.

         $ 50,000 Note payable 8, convertible into 100,000 shares, due November 11, 2006, incurring interest at 10%, attached to the note are 200,000 warrants exercisable at $0.625 per share.

         $ 50,000 Note payable 9, convertible into 100,000 shares, due November 11, 2006, incurring interest at 10%, attached to the note are 200,000 warrants exercisable at $0.625 per share.

         $  5,000      Note payable 10, convertible into 10,000 shares, due
                       November 11, 2006, incurring interest at 10%, attached to the note are 20,000 warrants exercisable at $0.625 per share.

         $ 50,000 Note payable 11, convertible into 100,000 shares, due December 7, 2006, incurring interest at 10%, attached to the note are 200,000 warrants exercisable at $0.625 per share.

         $ 25,000 Note payable 12, convertible into 50,000 shares, due February 20, 2007, incurring interest at 10%, attached to the note are 100,000 warrants exercisable at $0.75 per share.

         $  5,000      Note payable 13, convertible into 10,000 shares, due
                       February 28, 2007, incurring interest at 10%, attached to the note are 20,000 warrants exercisable at $0.75 per share.

         $ 50,000 Note payable 14, convertible into 125,000 shares, due September 12, 2006, incurring interest at 25%, attached to the note are 250,000 warrants exercisable at $0.75 per share. This note is secured by inventory and accounts receivable.

         $ 50,000 Note payable 15, convertible into 125,000 shares, due September 12, 2006, incurring interest at 25%, attached to the note are 250,000 warrants exercisable at $0.75 per share. This note is secured by inventory and accounts receivable.
         --------
         $630,000 Total Convertible notes payable. All these notes, with the exception of notes 1, 3, 4, 14 and 15 are unsecured.
         ========

Note 6 - Notes Payable

Notes payable at September 30, 2006, consisted of the following:

   $  9,807         Note payable at 9%; due on demand; secured by insurance
                    coverage.
   $ 20,417         Note payable at 11%; due on demand; secured by insurance
                    coverage.
   $ 15,080         Note payable at 8%; due on demand; unsecured.
   --------
   $ 45,304         Total Note Payable on September 30, 2006.
   ========

Note 7 - Stock Transactions

Life USA has adopted a stock option plan. The plan allows grants up to a total of 2,000,000 stock options. As of September 30, 2006, a total of 1,089,389 options had been granted, of which 320,417 were granted for services performed during the third quarter of fiscal year 2006. The granted stock options have been valued, using a Black-Scholes model, and were fully expensed. The third quarter's stock option expense was $52,937. The following options were granted in the third quarter 2006:

   Name             # of Options          Exercise Price             Expiry Date
   ----             ------------          --------------             -----------
   Rick Newton           190,000                    $.50               9/30/2011
   John  Schoonbrood      45,000                    $.50               9/30/2011
   Michael Schuett         6,667                    $.50               9/30/2011
   Wes Whiting            10,000                    $.50               9/30/2011
   Kelly Kendall          10,000                    $.50               9/30/2011
   KMG Marketing          30,000                    $.50               9/30/2011
   Randy Evans            27,500                    $.50               9/30/2011
   Dick Griffin            1,250                    $.50               9/30/2011
                         -------
   Total                 320,417
                         =======

On the date of the grant and on the last day of the quarter, the Life USA stock traded at $.30 per share. Wes Whiting, Rick Newton and Kelly Kendall are Board of Director members. Michael Schuett was a board member during the first two months of the quarter.

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

Note 9 - Concentration

Of our third quarter revenues, 90% was wholesale, and 10% was retail. Our largest customer accounted for 51% of the company's total revenues. The third largest customer contributed 12% to our quarterly sales. 94% of total revenue came from our krill product.

Note 10 - Subsequent events

The company filed an invitation for a shareholder meeting, to be held on November 17, 2006, on form DEF 14A with the Securities and Exchange Commission. The shareholders are asked to vote on the following proposals:

     1. To elect three directors to hold office until the next annual meeting of shareholders and qualification of their respective successors.
     2. To ratify the appointment of Jaspers + Hall, PC as Independent Accountants for the annual period ending December 31, 2006.
     3. To change the Company's name to a name to be determined by the Board of Directors. (Amendment to Articles of Incorporation)
     4. To authorize a reverse split of the Company's common stock on a basis of up to twelve for one. Fractional shares will be rounded up to the next whole share. (Amendment to Articles of Incorporation)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

Changes in Financial Condition
-------------------------------

     During the third quarter of fiscal year 2006, the Company experienced liquidity problems due to continuing operational losses resulting in increased working capital needs. Working capital constraints limited our revenue growth. The Company has a working line of credit with a private funding source which has provided $100,000 in accounts receivable financing at 25% per annum interest rate.

Results of Operations for the Quarter Ended September 30, 2006, Compared to Same Period in 2005
--------------------------------------------------------------------------------

The Company had $144,497 in operating revenues from sales of product in the third quarter in 2006, compared to $13,884 revenues in the same period in fiscal year 2005. In the third quarter of 2006 Cost of Goods Sold amounted to $113,062. The company also received $32,700 in commission income on a brokered transaction. Revenues, commission and Cost of Goods Sold resulted in gross profit of $64,135. The third quarter 2005 resulted in a Gross Profit of $6,765.

The Company incurred $191,583 operating expenses, which included $190,925 for salaries, legal, accounting, administrative, and depreciation/amortization of $658 for total expenses of $191,583. These expenses of $191,583 in the third quarter in 2006 compare to $147,978 in the third quarter of 2005. The Company incurred interest expense of $30,634 in the third quarter of 2006. The company experienced a loss on operations of ($158,081) in the third quarter of 2006, compared to a ($150,713) loss in the same quarter in 2005. The net loss per share was ($.02) in the third quarter of 2006 compared to a net loss of ($.06) in the same quarter in 2005.

Due to limited working capital resources the Company brokered one krill oil transaction and received $32,700 in commission income from two parties. The commissioned transaction was settled during the quarter, and has been accounted for on a net basis. This had a negative impact on our product sales performance, while preserving our Gross Profit and did not constrain our working capital. Product sales volume decreased from $415,794 in the preceding quarter to $144,497 in the third quarter of 2006.

The largest customer in the third quarter generated 51% of product sales. The Company will be challenged to replace top line product revenue from our largest customer, with product sales to other customers.

In the second quarter the Company launched its proprietary blended krill product "AgilFlex". This product promotes joint health and blends Neptune Krill Oil with SierraSil minerals. AgilFlex sales in the third quarter amounted to 2% of product sales.

Comparison of Operating Results for the Nine Month Period Ended September 30, 2006 and September 30, 2005
--------------------------------------------------------------------------------

     Revenues for the nine months ended September 30, 2006 were $634,874 from product sales and Commission Income and Cost of goods sold amounted to $507,377, for a gross profit of $160,197. Pro forma revenues for the nine month period in 2005 were $17,573, resulting in a pro-forma Gross profit of $5,738. In the nine month period of 2006 the Company incurred operating expenses of $685,388, including salaries, consulting, general and administrative, and incurred amortization and depreciation of $1,974 for total expenses of $687,362. The Company also incurred interest expense of $62,699 on its loans, for an aggregate loss of ($589,864) in the period in 2006 compared to a ($244,608) net loss in the same period in 2005, when operating expenses amounted to $232,429 and interest expenses to $17,917. The Company experienced, for the nine month period, a ($.06) loss per share in 2006, compared to a pro forma ($.21) loss per share in the first nine months of 2005.

     In September, 2005 the Company acquired Neuro Nutrition, Inc. The result of the acquisition of Neuro Nutrition is that the Results of Operations of Neuro Nutrition are treated as the operations of the successor company. Life USA, Inc., as the parent, had no operations in 2005 separately, prior to the acquisition of Neuro Nutrition.

         During the nine months in 2005 ended September 30, 2005, Neuro Nutrition developed its business plan in nutraceutical marketing, raised $345,000 in debt, convertible to equity, acquired inventory, designed labels, began marketing, and commenced sales. For the first half of 2005, Neuro Nutrition achieved pro forma sales of $3,689, resulting in a gross loss on sales of $1,107.

     Management believes the trend of losses will continue at about the same rate as in the first nine months of 2006. The Company anticipates to discontinue nutraceutical activities, if shareholders approve to do so.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2006, the Company had $19,056 in cash and $243,333 in other current assets with which to conduct operations. Several convertible notes payable matured on or before September 30, 2006, and several of these notes have been secured by inventory and accounts receivable. The Company has been in ongoing discussions with these debt holders about extending their notes on modified terms. It is uncertain whether these note holders will continue to extend their notes. One other convertible note, which matured in June 2006, and with a principal value of $25,000, has been extended as well, and this note holder has informed the Company of their intention to convert to equity.

All other convertible notes, with a combined principal value of $355,000, mature in the fourth quarter of 2006, or in the first quarter of 2007. There is no guarantee that these notes will be converted into Common Stock.

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

     Life USA, Inc.  continues  discussion with other potential  investors.

   Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may compensate certain providers of services by issuances of stock or warrants in lieu of cash.


GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Review Report. There is substantial doubt about the ability of the Company to continue as a "going concern". At quarter end, the Company had $19,056 in cash, inventory of $192,059, other current assets of $51,274, and other assets of $7,415 approximately. The current debt is in excess of $1,001,986. Current liabilities exceed current assets by $739,597. The effects of such conditions could cause the Company's failure if additional capital is not raised, or profitable operations are not achieved.

ITEM 3. CONTROLS AND PROCEDURES

a.    Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

              PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS.
----------------------------

Life USA has adopted a stock option plan. The plan allows grants up to a total of 2,000,000 stock options. As of September 30, 2006, a total of 1,089,389 options had been granted, of which 320,417 were granted for services performed during the third quarter of fiscal year 2006. The granted stock options have been valued, using a Black-Scholes model, and were fully expensed. The third quarter's stock option expense was $52,937. The following options were granted in the third quarter 2006:

   Name             # of Options          Exercise Price             Expiry Date
   ----             ------------          --------------             -----------
   Rick Newton           190,000                    $.50               9/30/2011
   John  Schoonbrood      45,000                    $.50               9/30/2011
   Michael Schuett         6,667                    $.50               9/30/2011
   Wes Whiting            10,000                    $.50               9/30/2011
   Kelly Kendall          10,000                    $.50               9/30/2011
   KMG Marketing          30,000                    $.50               9/30/2011
   Randy Evans            27,500                    $.50               9/30/2011
   Dick Griffin            1,250                    $.50               9/30/2011
                         -------
   Total                 320,417
                         =======

On the date of the grant and on the last day of the quarter, the Life USA stock traded at $.30 per share. Wes Whiting, Rick Newton and Kelly Kendall are Board of Director members. Michael Schuett was a board member during the first two months of the quarter.

ITEM 2. CHANGE IN SECURITIES.
-------------------------------
See Item 1 above.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

Certain note holders holding $75,000 in notes, decided not to convert the notes into Common Stock, however $175,000 of the notes have extended the term to September 30, 2006. Two notes for a total principal value of $100,000 matured on September 12, 2006, and have not been redeemed, converted, or extended. Additional notes, with an aggregate principal value of $155,000 matured on November 11, 2006, and have not been converted, redeemed or extended.

 The Company currently does not have the means to redeem these matured notes, and has been in ongoing discussions with the debt holders about extending their notes on modified terms. It is uncertain whether these note holders will continue to extend their notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------------------------------------------------------------

Company filed a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on November 6, 2006. The stockholders are invited to vote on:
     1. To elect three directors to hold office until the next annual meeting of shareholders and qualification of their respective successors.

     2. To ratify the appointment of Jaspers + Hall, PC as Independent Accountants for the annual period ending December 31, 2006.

     3. To change the Company's name to a name to be determined by the Board of Directors. (Amendment to Articles of Incorporation)

     4. To authorize a reverse split of the Company's common stock on a basis of up to twelve for one. Fractional shares will be rounded up to the next whole share.

ITEM 5. OTHER INFORMATION.
----------------------------

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)   Exhibits - #31   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-
                       OXLEY ACT

                 #32 CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)   Reports on Form 8-K

         Filed November 3, 2006 (Kelly Kendall resigned as Director) Filed September 6, 2006 (Michael Schuett resigned as President and Director) Filed August 29, 2006 (Press release second quarter results) Filed July 21, 2006 (Unregistered sales of Equity Securities)

                  SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      LIFE USA, INC.

Date: November 15, 2006

                      /s/ Rick N. Newton
                      by: ------------------------------
                     Rick N. Newton, Chief Executive Officer
                       and Acting Chief Financial Officer