Form 10KSB
period 2006-12-31
LIFE USA INC
filed 2007-04-17
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                           For the fiscal year ended December 31, 2006

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________.

                        Commission File Number: 000-50294

                                 LIFE USA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                               Colorado 84-1426725
                  --------------------- -----------------------
                 (State of incorporation) IRS Employer ID Number

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

         Class                         Name of each exchange on which registered
--------------------------------------------------------------------------------
  Common Stock,    $0.0001 Par Value                          None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [__] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __ Yes X No

State issuer's  revenues for its most recent fiscal year: $0

As of the close of trading on April 10, 2007, there were 10,060,534 common shares were issued and outstanding, 6,185,867 shares of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the price at which the common equity was sold on March 21, 2007, 2007, was approximately $494,709.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):  YES  [  ]   NO [ X ]

                                TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.  Description of Business                                         1
   Item 2.  Description of Property                                         3
   Item 3.  Legal Proceedings                                               3
   Item 4.  Submission of Matters to a Vote of Security Holders             4

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters        4
   Item 6.  Management's Discussion and Analysis or Plan of Operation       6
   Item 7.  Financial Statements                                            7
   Item 8.  Changes in and Disagreements With Accountants on Accounting     9
            and Financial Disclosure
   Item 8a. Controls and Procedures                                         10
   Item 8A (T).  Controls and Procedures
   Item 8b. Other Information                                               10

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act              11
   Item 10. Executive Compensation                                         13
   Item 11. Security Ownership of Certain Beneficial Owners and Management 16
   Item 12. Certain Relationships and Related Transactions                 17
   Item 13. Exhibits and Reports on Form 8-K                               18
   Item 14. Principal Accountant Fees and Services                         18

SIGNATURES                                                                 19

This annual report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

Company History

Life USA, Inc. (the "Company") was originally incorporated in Colorado in January, 1997. The original name of the Company was Lifeline USA, Inc. Articles of Amendment to the Articles of Incorporation were filed on January 16, 1997 changing the Company name to Life USA, Inc. To solve an administrative dissolution it reincorporated in 2002. An administrative dissolution is an action taken by the Secretary of State to cancel it as a corporation due to failure to file an annual report and pay an annual fee. The Company shareholders approved the incorporation of Life USA, Inc. again in 2001, and then the directors acting as trustees entered into a merger of the original Life USA, Inc. with the reincorporated Life USA, Inc. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

In 2001 the Company entered into a Share Exchange Agreement with World Health Management, Inc. shareholders ("World Health") in which the Company exchanged 58,384 shares to shareholders of World Health for the control of World Health, which was liquidated.

In September 2005, the Company and Neuro Nutrition, Inc. ("Neuro") signed an agreement whereby, the Company acquired all of the issued and outstanding shares of Neuro in exchange for 8,300,000 shares of the Company's common stock. Neuro became a wholly owned subsidiary of the Company.

Neuro was incorporated on July 23, 2004, as 4 Your Life Nutrition Inc. ("4 Your Life Nutrition"), in the state of Colorado, and has been in the development stage since. 4 Your Life Nutrition did not have any operational activity until January 2005. On January 6, 2005, the name was changed to Neuro Nutrition Inc. It was primarily organized for the purpose of distributing health supplements.

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

In January 2007, the Company ceased the operations of Neuro. The Company has been unable to continue Nuero's operations due to financial constraints. At this time, the current management of the Company is in the process of developing a new business plan.

BUSINESS

Plan of Operations

During the year ended December 2006, the Company focused on the execution of its business plan. The Company was committed to bridging the gap between the scientific community, health care providers, and the health consumer by promoting the benefits of a personal healthcare strategy involving valuable knowledge of nutrition and its effect on disease.

The Company has operated as a nutraceutical marketing and distribution company with a strategic focus of acquiring intellectual property and processes. The Company intended to market and distribute nutritional products and services in a way that appeals to its target market.

The Company used its consumer website www.EnhancedMetabolics.com to market its initial products, and also sells directly to resellers.

Products
--------
The Company offered two primary products:

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

Proprietary SierraSil and Krill Blend (currently in manufacturing)

         Life USA has combined forces with Sierra Mountain Minerals. SierraSil is a naturally occurring mineral that is marketed for promoting joint mobility and cartilage integrity. For the many sufferers of arthritis who are searching for a natural drug-free remedy to promote joint health, Life USA will market a proprietary blend of SierraSil and krill oil to be sold exclusively under the AgilFlex brand.

Capital Raising
----------------

The Company's operations have consumed substantial amounts of cash, and operational cash flows are anticipated to be negative for the foreseeable future. There is substantial doubt about our ability to continue as a going concern.

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

The Company has been in competition with numerous traditional suppliers and distributors, retail stores, grocery chains and online sellers of the same or competitive products. Although we anticipate that most of our protocols will be complimentary to the more traditional pharmaceutical approaches, we could be competing for the same consumer dollar.

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

ITEM 2. DESCRIPTION OF PROPERTIES.
----------------------------------

Administrative Offices
----------------------
The Company currently maintains office at 2300 Canyon Blvd. Suite 4, Boulder, Colorado, 80302. The Company pays $1,537 rent per month for the 1150 square ft office. During the year ended December 31, 2006, the Company was also obligated to pay $535 per month rent on its previous office. This obligation ended in March 2006.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
--------------------------------------------------------------

On November 17, 2006, the Company held its annual meeting of its shareholders The following matters were submitted to the record shareholders of the Company:

- To elect three directors to hold office until the next annual meeting of the shareholders; Wesley Whiting, Rich Newton and Kelly Kendall (Mr. Kendall withdrew as a director candidate and did not serve after election.)

- To ratify the appointment of Jaspers + Hall, PC as the Independent Accountants for the annual period ending December 31, 2006.

-    To authorize the Board of Directors to change the name of the Company.

- To authorize a reverse split of the Company's common stock on a basis of up to twelve for one.

At the meeting, the above actions were approved by a majority of the shareholders present, and through proxy.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

During the fiscal year ended December 31, 2005, the common shares were not traded in any venue or market. Starting May 31, 2006, the Company's shares were traded on the Over-the-Counter Bulletin Board Market under the trading symbol "LIFU.OB". The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

2005 FISCAL YEAR (1/1/05 through 12/31/05)

                                  High                      Low
                                  ----                      ---
1st Quarter                       No quotes                 No quotes
2nd Quarter                       No quotes                 No quotes
3rd Quarter                       No quotes                 No quotes
4th Quarter                       No quotes                 No quotes

2006 FISCAL YEAR (1/1/06 through 12/31/06)

                                  High                      Low
                                  ----                      ---
1st Quarter                       $0.00                     $0.00
2nd Quarter                        0.30                      0.30
3rd Quarter                        0.30                      0.30
4th Quarter                        0.02                      0.02

As of December 31, 2006, there were 49 shareholders of record of the Registrant's common stock.

PENNY STOCK RESTRICTIONS

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

DIVIDENDS

The Company has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.
                                      5

RECENT SALES OF UNREGISTERED SECURITIES

Unregistered sales for the year ended December 31, 2006 are set forth below.

DATE                       TITLE       NUMBER OF                 CONSIDERATION
                                       SHARES
                                       NUMBER OF
-----------------------------------------------------------------------

7/26/06      Common Stock             520,000          For consulting services

2/20/06      Warrants exercisable                      Convertible Promissory
             for common stock         50,000             Notes

4/13/06      Warrants exercisable                      Convertible Promissory
             for common stock        500,000             Notes


Exemption  From  Registration  Claimed

The above issuance by the Company of its unregistered securities was made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The entities/individuals that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships. The entities/individuals were provided access to all material information which they requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the issuance. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Act in any further resale or disposition.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

Changes in Operations
----------------------

The Company acquired Neuro Nutrition, Inc. as a wholly owned subsidiary, in September 2005, in exchange for 8,300,000 shares of common stock. The parent company, Life USA, Inc. had no operations until the acquisition of its subsidiary, Neuro Nutrition, Inc. The operations of Neuro are presented in this report as the successor company.

In January 2007, the Company ceased the operations of Neuro Nutrition, its wholly-owned subsidiary, due to financial constraints. At this time, the current management of the Company is in the process of developing a new business plan, and will seek an acquisition.

Comparison of Operating Results for the Year Ended December 31, 2006 and December 31, 2005
--------------------------------------------------------------------------------

The Company had limited operating revenues from sales of product in 2006 and in 2005. Revenues for the year ended December 31, 2006 were $751,624, and Cost of Goods Sold amounted to $651,438 resulting in gross profit of $100,186. Revenues for the year ended December 31, 2005 were $44,961, and Cost of Goods sold amounted to $28,592 resulting in a gross profit of $16,369. The increase in revenue was due in part to increased sales and marketing activities through out the year.

During the year ended December 31, 2006, the Company incurred operating expenses of $769,248, compared to $615,355 for the year ended December 31, 2005. The increase of $153,893 was due in part to the issuance of stock options to the directors and officers of the Company. Operating expenses included $760,858 of general and administrative expenses and depreciation expense of $8,390.

The Company experienced an operational loss of ($669,062) in the year ended December 31, 2006 compared to an operational loss of ($598,986) during the year ended December 31, 2005. The increase of $70,076 in loss was due in part to the increase in general and administrative expenses over the previous period.

During the year ended December 31, 2006, the Company recognized a net loss of ($759,626) compared to ($628,560) for the year ended December 31, 2005. The increase of $131,066 was due to the increase in operational expenses, as discussed above, and an increase in interest expense. The net loss per share was ($0.08) in the year ended December 31, 2006 compared to a net loss per share of ($0.19) per share during the year ended December 31, 2005.

During the year ended December 31, 2006, Neuro, the Company's wholly-owned subsidiary began marketing and sales of its products. Due to financial constraints the Company ceased the operations of Neuro in January 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had $92,679 in current assets including $11,999 in cash, and $0 in current product inventory. At December 31, 2005, the Company had $180,202 in current assets including $52,750 in cash, and $127,062 in current product inventory. The company had current liabilities of $994,153 as of December 31, 2006, which, when compared with current assets shows a working capital deficit of ($901,474) as of December 31, 2006.

During the years ended December 31, 2006 and 2005, the Company issued convertible promissory notes for $630,000. The convertible promissory notes had due dates starting in May 2006 through February 2007. The Company is currently in default on the convertible promissory notes.

The Company does not have sufficient revenue and income to operate in a break-even mode. The Company plans to seek a business acquisition or combination. The Company will need to fund the deficits in operating capital through debt or private placements of its common stock, which is its sole source of liquidity.

CASH FLOWS

The Company had negative cash flows from operating activities in the year ended December 31, 2006 and in the year ended December 31, 2005. The increase in negative cash flow is specifically due to the Company's marketing efforts, salaries, consulting, administrative, inventory purchases and accounting and legal.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited activities, Limited capital, debt in the amount of $994,153, all of which is current, $11,999 in cash and minimal other liquid assets, and no capital commitments. The effects of such conditions could potentially cause the Company's bankruptcy.

Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

ITEM 8A (T).  CONTROLS AND PROCEDURES
-------------------------------------
Not applicable.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

The following individuals are the Company's directors and executive officers:

Name                       Position Held                      Tenure
- ------------------------------------------------------------------------------
Rick N. Newton             Chief Executive Officer and
(Mrl Newton resigned as    acting Chief Financial Officer     2005 - 2006
an Officer and Director,
January 2007)
Wesley F. Whiting          Acting President and Director      Since 2003 *

Background information about each director and executive officer is as follows:
------------------------------------------------------------------------------

Wesley Whiting, age 72, Acting Presiden, CFO, CEO and Director.
----------------------------------------------------------

Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88), an oil and gas exploration company, and President, vice president, and director of NELX, Inc. (1994-1998), engaged in real estate development and attempts at technology development, and was vice president and director of
Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998), an oil and gas exploration company. He was a director of Kimbell deCar Corporation (1998 until 2000) and he has been President and a director of Sun River Energy, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Acquisition Lending, Inc. (2000 to date), both of which are private holding companies for stock investments. He was director and Vice President of Utilitec, Inc, 1999 to 2003. It sought to be an environmental remediation business. He was president of Premium Enterprises, Inc. October, 2002 to December 30, 2002 and was a director of Premium Enterprises, Inc. from October 2002 to June 2003. Premium Enterprises is engaged in the "text to multimedia conversion" business. He has been President and Director of Fayber Group, Inc. since 2003, which is dormant.

The following is the biographical information of those individuals who served as officers and/or directors of the Company during the year ended December 31, 2006 and have resigned their positions.

Rick N. Newton
--------------
Mr. Newton has with more than 30 years of multi-industry experience ranging from start-ups to Fortune 10 corporations. He has worked with hundreds of these projects during his career as a corporate intrapreneur and entrepreneur. He worked 16 years at IBM, the last half doing Corporate Venturing. He worked at American Express, responsible for the Investment Banking marketing and operations of small, high growth companies. Mr. Newton has a Bachelor degree in Mechanical Engineering and an MBA from the University of Colorado.

Over the past 5 years Mr. Newton held the following corporate positions: From March 1999 to present President and CEO of Wisdom in Action, Inc., a privately held small business; From 1987 to present Executive director and CEO of Systems Science Institute, a privately held small business. From September 2004 to present General Partner of Conscious Capital Fund LP, privately held limited Partnership. From September 2004 to present managing member of Conscious Capital Management LLC, privately held general partner of Conscious Capital Fund. From September 2004 to present managing member of Conscious Capital Consulting LLC, privately held limited liability company; From January 2002 to December 2003 Chairman of Socially Responsible Private Equity Networks, Inc., a privately held corporation; College Bound Student Alliance, Inc., a publicly traded company, chairman of the board of directors from April 1999 to December 2002, Director from April 1999 to January 2006, and Chairman of the Audit Committee from December 2002 to January 2005. From January 2000 to April 2005 member of the Board of Directors and Chairman of the Compensation Committee of Chartwell International, Inc., a publicly traded company; From March 2005 to January 2006 Board of Directors at Kingsley Capital Inc., a privately held corporation. From January 2002 to January 2005 Board of Directors at Pasta Fresca, Inc., a privately held corporation; From August 2000 to April 2001 Executive Director of the University of Colorado Bard Entrepreneur Center. From July 1999 to April 2001 Chairman of the University of Colorado Rutt Bridges Venture Capital Fund; From December 1998 to December 2001 Board of Directors of the Rockies Venture Club. From November 2003 to October 2004 Vice President Finance and Administration at BioCare Systems, Inc. a privately held corporation. From January 2004 to October 2005 Board of Directors of Wed Steps, Inc., a privately held corporation; From June 2000 to January 2002 founder and member of the Board of Directors of Lighthouse Enterprise Holdings, Inc., a private company.

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

No disclosure is containd herein about persons who failed to file Forms 3, 4, or 5, under Section 16(a)

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

The following table summarizes the compensation of key executive ("Named Executives") for the years ended December 31, 2006, 2005 and 2004, respectively. No other officers of directors received annual compensation in excess of $100,000 during the last three complete fiscal years.


                                               SUMMARY COMPENSATION TABLE (1)
                             ANNUAL COMPENSATION                                      LONG TERM COMPENSATION

                                                                          AWARDS         PAYOUTS         LTIP         ALL OTHER
                                                                                                      PAYOUTS($)     COMPENSATION
   NAME &                                                                               SECURITIES
  PRINCIPAL              YEAR    SALARY     BONUS ($)    OTHER ANNUAL    RESTRICTED     UNDERLYING
  POSITION                        ($)                    COMPENSATION    STOCK AWARDS     OPTIONS/
                                                                           ($)           SARS (#)

Richard N. Newton (1)
CEO                      2005    15,000       0               0            0             187,500
                         2006         -       0               0            0                   0

Michael Schuett (2)
President and Director   2005    46,666       0               0            0                   0
                         2006       -         0               0            0                   0

Kelly Kendall (3)        2004         0       0               0            0                   0
President                2005         0       0               0            0                   0

(1)      Mr. Newton resigned as an officer and director of the Company in January 2007.
(2)      Mr. Schuett resigned his position with the Company in 2006.
(3)      Ms. Kendall resigned as the President of the Company in 2005.


                                               OPTION/SAR GRANTS TABLE

The following table provides information relating to the grant of stock options to the Company's executive officers during the year ended December 31, 2006.

                                                    Individual Grants
                                                    -----------------

     Name                     # of Underlying          % of Total         Exercise of Base Price     Expiration Date
     ----                     ---------------          ----------         ----------------------     ---------------
Rick M. Newton                    815,000                 62%                      $0.50                  2011
Michael Schuett                    26,667                  2%                      $0.50                  2011


1 Based on a total of 1,338,124 options granted in the year ended December 31, 2006.





             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

The following table provides information relating to the exercise of stock options during the year ended December 31, 2006 by the Company's executive officers and the 2006 fiscal year-end value of unexercised options.

                 SHARES         VALUE     NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED
               ACQUIRED ON     REALIZED       UNEXERCISED OPTIONS/SARS               IN-THE-MONEY OPTIONS/SAR
NAME           EXERCISE (#)      ($)                   AT FY-END                           AT FY-END ($)

                                             EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
                                             -------------------------              -------------------------

Rick M. Newton      0            0                   815,000/0                                $16,300/0

Michael Schuett     0            0                    26,667/0                                   $533/0

(1) The average of the closing bid and asked price of the common stock on December 31, 2006 ($0.02) was used to calculate the option value.

Directors' Compensation
------------------------

The following table sets forth the compensation, if any, paid by the Company to those directors who served on the Company's Board of Directors during the year ended December 31, 2006.

                             Directors' Compensation

Name                Fees            Stock   Options  Non-Equity        Nonqualified       All Other   Total
                    Earned or       Awards  Awards   Incentive Plan    Deferred           Compen-      ($)
                    Paid-in         ($)     ($)      Compensation      Compensation       sation
                    Cash ($)                         ($)               ($)                ($)

Wesley Whiting         $0            $0      $0(2)    $0                $0                  $0          $0

Steve Parkinson (1)    $0            $0      $0(3)    $0                $0                  $0          $0

Rick Newton (1)        $0            $0      $0(4)    $0                $0                  $0          $0

Micheal Schuett (1)    $0            $0      $0(5)    $0                $0                  $0          $0

Kelly Kendall (1)      $0            $0      $0(6)    $0                $0                  $0          $0

Leland E. Watson (1)   $0            $0      $0(7)    $0                $0                  $0          $0


(1) These individuals have resigned as directors of the Company during 2006. Mr. Newton resigned as a director of the Company in January 2007.

(2) During the year ended December 31, 2006, Mr. Whiting was granted options exercisable for 40,000 shares of the Company's common stock. The options have an exercise price of $0.50 per share and a term of five years. The options were fully vested upon issuance.

(3) During the year ended December 31, 2006, Mr. Parkinson was granted an option exercisable for 10,000 shares of the Company's common stock. The option has an exercise price of $0.50 per share and a term of five years. The option was fully vested upon issuance.

(4) During the year ended December 31, 2006, Mr. Newton was granted options exercisable for 815,000 shares of the Company's common stock. The options have an exercise price of $0.50 per share and a term of five years. The options were fully vested upon issuance.

(5) During the year ended December 31, 2006, Mr. Shuett was granted options exercisable for 26,667 shares of the Company's common stock. The options have an exercise price of $0.50 per share and a term of five years. The options were fully vested upon issuance.

(6) During the year ended December 31, 2006, Mr. Kendall was granted options exercisable for 30,000 shares of the Company's common stock. The options have an exercise price of $0.50 per share and a term of five years. The options were fully vested upon issuance.

(7) During the year ended December 31, 2006, Mr. Watson was granted options exercisable for 20,000 shares of the Company's common stock. The options have an exercise price of $0.50 per share and a term of five years. The options were fully vested upon issuance.

As of the date of filing this report, the Company does not have any employees. None of the directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. The Board of Directors of the Company has adopted a stock option plan. The plan allows grants up to a total of 2,000,000 stock options.

Long Term Compensation Plans and Stock Options.
-----------------------------------------------
The Company does not have a long term compensation plans, but the Board has adopted an Employee Consultant Stock Option Plan. The Board has authorized that 2,000,000 shares be reserved for the plan. During the year ended December 31, 2006, the Board granted options exercisable for 1,338,124 shares to various consultants, officers and directors. All options granted under the plan were fully vested at the time of issuance.

Audit Committee
----------------
The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee.

Code of Ethics
--------------
The Company has not adopted a Code of Ethics for the Board and the salaried employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth, as of December 31, 2006, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

SHAREHOLDERS/BENEFICIAL                     NUMBER OF              OWNERSHIP
OWNERS                                       SHARES                PERCENTAGE(1)
 -------------------------------------------------------------------------------
Steve Parkinson                             2,010,000 (2)                14%
2300 Canyon Blvd. Suite 4
Boulder CO 80302

Michael Schuett                             1,866,667 (3)                13%
2300 Canyon Blvd. Suite 4
Boulder, CO 80302

John Bradley and
Bradley Family Trust                          962,080 (4)               6.5%
2300 Canyon Blvd. Suite 4
Boulder, CO 80302

Rick Newton, CEO                              815,000 (5)(7)           5.5 %
2300 Canyon Blvd. Suite 4
Boulder, CO 80302

Wesley F. Whiting, Director                    60,000 (6)(7)             <1%
10200 W. 44th Ave., Suite 210E
Wheat Ridge, CO 80033
                                             ---------                  -----
All directors and executive
officers as a group (2 persons)               875,000 (7)                 6%
                                             =========                  =====

(1) Based upon 10,060,534 shares of common stock issued and outstanding and assuming the exercise of warrants exercisable for 1,908,788 shares, the exercise of options exercisable for 1,338,124 shares and the conversion of convertible promissory notes convertible for 1,490,303 shares. Fully diluted there would be 14,797,749 shares of common stock issued and outstanding.

(2) Mr. Parkinson holds 2,000,000 shares of common stock and holds options exercisable for 10,000 shares of common stock for a total of 2,010,000 shares.

(3) Mr. Shuett holds 1,840,000 shares of common stock and holds options exercisable for 26,667 shares for a total of 1,866,667 shares.

(4) Mr. Bradley owns 462,080 shares of common stock directly. The Bradley Family Trust holds 500,000 common shares, of which Mr. Bradley is a beneficial owner.

(5)  Mr. Newton holds options exercisable for 815,000 shares of common stock.

(6) Mr. Whiting holds 20,000 shares of common stock and holds options exercisable for 40,000 shares of common stock for a total of 60,000 shares.

(7)  The number of shares and percent assume the exercise of all options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

During the year ended December 31, 2006, the following who were officers and directors of the Company, at the time, were granted options under the Company's stock option plan in the amounts listed. The options have an exercise price of $0.50 per share, a term of 5 years and were fully vested upon issuance.

                  Wesley Whiting                      40,000 shares
                  Rick Newton                         815,000 shares
                  Michael Schuett                     26,667 shares
                  Kelly Kendall                       30,000 shares
                  Steve Parkinson                     10,000 shares
                  Leland Watson                       20,000 shares

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

Michael Schuett and Steve Parkinson, (former officers and directors of the Company) became shareholders of 2,000,000 shares each as a result of the Plan and Agreement of Reorganization, and the resulting Share Exchange. Bradley Family Trust also became holder of 754,000 shares as a result of the above described transaction.

Mr. Schuett was an officer and director and received salary from the Company in 2005 of $46,666. Rick Newton was CEO and received $15,000 in salary.

ITEM 13  EXHIBITS.
-----------------
(a)  Documents filed as a part of this report:
     -----------------------------------------

         Exhibits:

          31   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
          32   CERTIFICATION OF DISCLOSURE  PURSUANT TO 18 U.S.C.  SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906 OF THE  SARBANES-OXLEY  ACT OF
               2002



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------
General. Jaspers + Hall, PC, CPAs ("Jaspers") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Jaspers' independence.

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

During the year ended December 31, 2006, the Company was billed by Jaspers + Hall for the following services $ 9,000.

There were no audit related fees in 2006 or 2005.

There were no tax fees or other fees in 2006 or 2005 paid to Auditors or Auditors' affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2006 and 2005.

All audit work was performed by the auditors' full time employees.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS
                               For the Years Ended
                           December 31, 2006 and 2005




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

NOTES TO FINANCIAL STATEMENTS..............................   F-6 - F-18

                                 Life USA, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Life USA, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Life USA, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders' deficit for the years then ended and for the period July 23, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period May 15, 1984 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is in the development stage and conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 31, 2007
/s/Jaspers + Hall PC


                                 LIFE USA, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                                                December 31,          December 31,
                                                                                    2006                  2005
                                                                              -----------------     -----------------
Assets
Current Assets:
         Cash                                                                         $ 11,999              $ 52,750
         Accounts receivable - trade                                                    44,402                   646
         Accounts receivable - other                                                     8,581                 5,925
         Inventory                                                                           -               120,762
         Prepaid expenses                                                               26,032                   119
         Deposit                                                                         1,665
                                                                              -----------------     -----------------
                 Total Current Assets                                                   92,679               180,202

Other assets:
         Fixed assets, net                                                                   -                 8,225
                                                                              -----------------     -----------------
                 Total other assets                                                          -                8,225

Total assets                                                                          $ 92,679             $ 188,427
                                                                              =================     =================


Liabilities and Stockholders' Deficit
Current liabilities:
         Accounts payable                                                            $ 331,309              $ 99,805
         Accrued expenses                                                                    -                 3,329
         Notes payable                                                                  32,844                17,376
         Convertible notes payable                                                     630,000               500,000
                                                                              -----------------     -----------------
                 Total current liabilities                                             994,153               620,510
                                                                              -----------------     -----------------

Commitments and Contingencies (Note)

Stockholders' deficit
         Common stock, $0.0001 par value; 100,000,000 shares                             1,006                   954
           authorized 10,060,534 and 9,540,534 shares issued and
           outstanding, December 31, 2006 and
           December 31, 2005, respectively
         Additonal paid in capital                                                     485,706               195,523
         Deficit accumulated during the development stage                           (1,388,186)             (628,560)
                                                                              -----------------     -----------------
                 Total stockholders' deficit                                          (901,474)             (432,083)
                                                                              -----------------     -----------------

Total liabilities and stockholders' deficit                                           $ 92,679             $ 188,427
                                                                              =================     =================


The accompanying notes are an integral part of these consolidate financial statements.


                                 LIFE USA, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations




                                                                                                        July 23, 2004
                                                                                                        (Inception) to
                                                                     December 31,                        December 31,
                                                              2006                   2005                    2006
                                                         ---------------        ---------------        -----------------
Revenue:
         Revenue                                              $ 751,624               $ 44,961                $ 796,585
         Cost of sales                                         (651,438)               (28,592)                (680,030)
                                                         ---------------        ---------------        -----------------
         Gross Profit                                           100,186                 16,369                  116,555
                                                         ---------------        ---------------        -----------------
Operational expenses:
         Goodwill write off                                           -                 14,454                   14,454
         General and administrative                             760,858                475,460                1,236,318
         Impairment loss                                              -                116,667                  116,667
         Depreciation and amortization                            8,390                  8,774                   17,164
                                                         ---------------        ---------------        -----------------
         Total operational expenses                             769,248                615,355                1,384,603
                                                         ---------------        ---------------        -----------------
Loss from operations                                           (669,062)              (598,986)              (1,268,048)
                                                         ---------------        ---------------        -----------------
Other income (expense):
         Interest expense                                       (90,564)               (29,574)                (120,138)
                                                         ---------------        ---------------        -----------------
Net loss                                                      $(759,626)             $(628,560)             $(1,388,186)
                                                         ===============        ===============        =================
Per share information:
Net (loss) per common share
         basic and fully diluted                              $   (0.08)             $   (0.19)
                                                         ===============        ===============

Weighted average number of common
         stock outstanding                                    9,774,178              3,289,148
                                                         ===============        ===============

The accompanying notes are an integral part of these consolidate financial statements.



                                 LIFE USA, INC.
                         (A Development Stage Company)
                      Consolidate Statement of Cash Flows



                                                                                                            July 23, 2004
                                                                                                            (Inception) to
                                                                           December 31,                      December 31,
                                                                    2006                 2005                    2006
                                                                --------------       --------------        -----------------
Cash flows from operating activities:
         Net loss                                                   $(759,626)           $(628,560)            $ (1,388,186)
         Adjustments to reconcile net loss to net cash used
           by operating activities
           Stock warrants expenses for services                       134,235               64,107                  198,342
           Stock issuance for services                                156,000                  275                  156,275
           Amortization and depreciation                                8,224                8,774                   16,998
           Goodwill write off                                               -               14,454                   14,454
           Impairment loss                                                  -              116,667                  116,667
         Changes in operating assets and liabilities
           Increase in accounts receivable                            (46,412)              (6,571)                 (52,983)
           Decrease (increase) in inventory                           108,983             (120,762)                       -
           Increase in prepaid expenses                               (15,798)                (119)                 (27,696)
           Increase in accounts payable                               225,314               99,751                  325,065
           Increase in accrued expenses                                 2,861                3,329                    6,190
                                                                --------------       --------------        -----------------
           Total adjustments                                          573,407              179,905                  753,312
                                                                --------------       --------------        -----------------
             Net cash used in operating activities                   (186,219)            (448,655)                (634,874)
                                                                --------------       --------------        -----------------
Cash flows from investing activities:
           Equipment acquired                                               -               (8,666)                  (8,666)
                                                                --------------       --------------        -----------------
             Net cash used in investing activities                          -               (8,666)                  (8,666)

Cash flows from financing activities:
           Proceeds from note payables                                145,468              502,296                  647,764
           Proceeds from stock issuance                                     -                7,775                    7,775
                                                                --------------       --------------        -----------------
           Net cash flows provided by financing activities            145,468              510,071                  655,539
                                                                --------------       --------------        -----------------
Net (decrease) increase in cash                                     $ (40,751)            $ 52,750                 $ 11,999
                                                                --------------       --------------        -----------------
Cash and cash equivalents, beginning                                   52,750                    -                        -
                                                                --------------       --------------        -----------------
Cash and cash equivalents, ending                                    $ 11,999             $ 52,750                 $ 11,999
                                                                ==============       ==============        =================
Supplemental disclosure of cash flow information:
         Cash paid for interest                                       $ 2,086                $ 119                  $ 2,205
         Cash paid for income taxes                                       $ -                  $ -                      $ -
                                                                ==============       ==============        =================
Supplemental disclosure of non-cash transactions:
         Stock warrants issued for services                         $ 134,235             $ 64,107              $ 2,195,438
         Stock issued for services                                  $ 156,000                $ 275                $ 156,275
         Acquisition of tradename for 250,000
           shares of common stock                                         $ -            $ 125,000                $ 125,000
         Note payable assumed in reverse takeover                         $ -             $ 15,080                 $ 15,080
                                                                ==============       ==============        =================


The accompanying notes are an integral part of these consolidate financial statements.


                                 LIFE USA, INC.
                         (A Development Stage Company)
                       Consolidated Stockholders' Deficit


                                                                                              Deficit
                                                                           Additional      accum. during
                                              Comon Stock                   paid-in        the development
                                            # of Shares       Amount        capital            stage            Totals
                                            ------------    -----------   -------------   ----------------   --------------
Balance - July 23, 2004 (Inception)                   -            $ -             $ -                $ -              $ -
                                            ------------    -----------   -------------   ----------------   --------------
Balance  - December 31, 2004                          -              -               -                  -                -
                                            ------------    -----------   -------------   ----------------   --------------
Recapitalization                                786,534             79        (134,259)                 -         (134,180)
Stock issued for tradename                      250,000             25         124,975                  -          125,000
Stock issued for services                       275,000             27             248                  -              275
Warrants granted for services                         -              -          64,107                  -           64,107
Stock issued for acquisition                  7,775,000            778           6,997                  -            7,775
Stock issued for cash                           454,000             45         113,455                  -          113,500
Forgiveness of debt                                   -              -          20,000                  -           20,000
Net loss                                              -              -               -           (628,560)        (628,560)
                                            ------------    -----------   -------------   ----------------   --------------
Balance - December 31, 2005                   9,540,534            954         195,523           (628,560)        (432,083)
                                            ------------    -----------   -------------   ----------------   --------------
Issuance of common stock for services           520,000             52         155,948                  -          156,000
Warrants granted for services                         -              -         134,235                  -          134,235
Net loss                                              -              -               -           (759,626)        (759,626)
                                            ------------    -----------   -------------   ----------------   --------------
Balance - December 31, 2006                  10,060,534        $ 1,006       $ 485,706       $ (1,388,186)      $ (901,474)
                                            ============    ===========   =============   ================   ==============


The accompanying notes are an integral part of these consolidate financial statements.

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

Note 1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:
ORGANIZATION:

Life USA, Inc. (the "Company") was incorporated in Colorado in January, 1997. The Company was originally named Lifeline USA, Inc. On January 16, 2007, the Company changed its name to Life USA, Inc. by filing an amendment to its Article of Incorporation. To resolve an administrative dissolution by the Secretary of State, the Company was reincorporated in 2002. The Company shareholders approved reincorporation of Life USA, Inc. in 2001, and then the directors acting as trustees entered into a merger of the old Life USA, Inc. with the reincorporated Life USA, Inc. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

In 2001, the Company entered into a Share Exchange Agreement with World Health Management, Inc. shareholders ("World Health") in which the Company exchanged 58,384 shares of its common stock to shareholders of World Health for the control of World Health, which was liquidated.

On September 13, 2005, Life USA, Inc. and Neuro Nutrition, Inc. ("Neuro") signed an agreement whereby, Life USA purchased all of the issued and outstanding shares of Neuro Nutrition, Inc. for 8,300,000 shares of its common stock. Neuro then became a 100% wholly owned subsidiary of Life USA, Inc.

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

In January 2007, the Company ceased operations of Neuro. At that time, the inventory of the Company was liquidated.

BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of Life USA, Inc. and its wholly-owned subsidiary, Neuro. All significant intercompany transactions and balances have been eliminated in consolidation.

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

Development Stage Company

The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

SIGNIFICANT ACCOUNTING POLICIES:

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectibility of accounts receivable.

Accounts Receivable

The Company grants limited credit to customers within the United States of America. Almost all retail transactions are charged against the customer's credit card account before shipment. The company has limited receivables outstanding. A small allowance for doubtful accounts has been established for one specific receivable.

Inventory

The Company's inventory consists of raw materials and finished goods. Inventory is valued on a first-in-first-out (FIFO) basis. During the year ended December 31, 2006, the Company wrote off its existing inventory as discontinued operations. The inventory was returned to vendors.

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

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

                  Furniture and fixtures           5 years
                  Equipment - electronic           2 years

Long Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. During the year ended December 31, 2005, the Company's management believed the existing Rosedale long-lived asset was fully impaired, and was written off accordingly. At December 31, 2006, the Company had no long-lived assets.

Accounting For Obligations and Instruments Potentially Settled in the Company's Common Stock

The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock. Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Revenue Recognition

Revenues from products are recognized at the time goods are shipped to the customer.

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

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

Federal Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that is expected to be in effect when differences are expected to reverse.

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

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

Earnings (Loss) Per Share Calculation

Basic net loss per share of common stock is computed using the weighted average number of common stock outstanding during the period. Diluted net loss per share, does not differ from basic net loss per share since potential common shares from stock options and warrants are anti-dilutive for all periods presented and are therefore excluded from the calculation.

SIGNIFICANT ACCOUNTING POLICIES:

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than other derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of financial Assets, an amendment of FASB statement No. 140, Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires all separately recognized assets and servicing liabilities be initially measure at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its year ended December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

NOTE 2 GOING CONCERN:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is a development stage company and has earned limited revenue from operations. The Company reported a net loss of $759,626 for the year ended December 31, 2006 and an accumulated deficit during the development state of $1,388,186. The Company's current liabilities exceed current assets by $901,474. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

NOTE 3  ACCOUNTS RECEIVABLE - OTHER:

Accounts Receivable - Other consisted of a double payment in the amount of $8,581 to a vendor.

NOTE 4 INVENTORY:

The Company did not hold any inventory at December 31, 2006. The inventory had been returned to various vendors and was impaired to $0.

Note 5 PROPERTY AND EQUIPMENT:

Property and equipment were comprised of the following at December 31, 2006:

                                         Cost    Acc. Depreciation     Net Book
                                         ----    -----------------     --------
         Furniture and fixtures     $   5,666         (5,666)                -
         Equipment - computers          3,000         (3,000)                -
                                        -----          -----              -----
         Total                      $   8,666         (8,666)                -
                                        =====          =====              =====

NOTE 6 ACCOUNTS PAYABLE:

Accounts payable includes trade payables and interest payable.

              Accounts payable     209,575
              Interest payable     121,734
                                 ---------
              Total              $ 331,309
                                 =========

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

NOTE 7  NOTE PAYABLES:

        $  17,764    Promissory Note Payable issued to a financial institution
                     to fund the prepayment of insurance premium. Due upon demand. Interest rate is 11%.

         $ 15,080    Note Payable issued to an investor. Due upon demand.
                     Interest rate is 8%.
         --------
         $ 32,844    Total notes payable outstanding on December 31, 2006.
         ========

NOTE 8 CONVERTIBLE NOTES PAYABLE:

Convertible notes payable as of December 31, 2006 consisted of the following:

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

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

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

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

NOTE 9 STOCKHOLDERS' DEFICIT:

Common Stock:

In July 2006, the Company issued 520,000 shares of its restricted stock to certain consultants, advisors and Board of Director members for their services. On the date of the issuance and on the last day of the quarter, the Company's stock traded at $0.30 per share. The 520,000 shares were fully expensed at a total cost of $156,000.

Warrants:

During the years ended December 31, 2006 and 2005, the Company issued convertible notes payable in the amount of $630,000 to which warrants exercisable for 1,908,790 shares of the Company's common stock were attached. The basic terms of the warrants are disclosed in Note 8.

The attached warrants, if any, give the note holder the right to purchase additional shares of common stock at a specified strike price. Depending on the terms of the convertible notes, the note holder is granted for each converted share one or two warrants to purchase one or two additional shares of common stock at purchase prices ranging from $0.625 to $0.75 per share for a period of up to three years from the date of the issuance of the respective convertible note payable.

As of December 31, 2006, no warrants had been exercised.

A summary of warrant activity for 2006 is as follows:


                                                     Weighted                       Weighted
                                       Number        Average                        Average
                                       Of            Exercise     Warrants          Exercise
                                       Warrants      Price        Exercisable       Price
         ------------------------ -------------- -----------     -------------- -----------
         Outstanding
         December 31, 2005         1,288,788     $  0.60          1,288,788    $   0.60
             Granted                 620,000        0.75            620,000        0.75
             Expired                       0           0                  0           0
             Exercised                     0           0                  0           0
         ------------------------ -------------- -----------     -------------- -----------
         Outstanding
         December 31, 2006         1,908,788      $ 2.02          1,908,788    $   2.02
         ------------------------ -------------- -----------     -------------- -----------


                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005


At December 31, 2006 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                            Warrants Outstanding                     Warrants Exercisable
                 -------------------------------------------     ------------------------
                                                   Weighted
                                   Weighted         Average                      Weighted
Range of              Number        Average       Remaining           Number      Average
Warrant                   of       Exercise     Contractual               of     Exercise
Exercise Price      Warrants          Price            Life         Warrants        Price
--------------   -----------  -------------  --------------      -----------  -----------
$0.625 to $0.75    1,908,788      $    2.02            3.14        1,908,788     $   2.02
                 ===========                                       =========

Options:

During the year ended December 31, 2006, the Company's Board of Directors adopted a stock option plan. The Company is able to grant option exercisable for up to 2,000,000 shares under the plan. During the year ended December 31, 2006, the Company granted options under the stock option plan exercisable for 1,338,124 shares of the Company's common stock. The options have an exercise price of $0.50 per share and were fully vested upon issuance. The options have a term of five years.

The options were granted to various contractors and to current and former directors and officers of the Company.

The granted stock options have been valued, using a Black-Scholes model, and were fully expensed. During the year ended December 31, 2006, the Company incurred an expense of $96,847 in connection with the granting of the options.

A summary of the Option Plans at December 31, 2006 is as follows:

                                                                WEIGHTED AVERAGE
                                         SHARES                 EXERCISE PRICE

      Outstanding, Beginning of Year               0            $        -
      Granted                              1,338,124                  0.50
      Cancelled                                    -                     -
      Expired                                      -                     -
      Exercised                                    -                     -
                                           ---------            ----------
      Outstanding, End of Year             1,338,124            $     0.50
                                           =========            ==========

      Options Exercisable, End of Year     1,338,124            $     0.50
                                           =========            ==========

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005


The following table summarizes information about stock options outstanding as of June 30, 2006:

                                   OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE

                                      WEIGHTED-AVERAGE
RANGE OF                                  REMAINING                                                       WEIGHTED
EXERCISE             NUMBER OF           CONTRACTUAL       WEIGHTED-AVERAGE        NUMBER OF             AVERAGE
PRICES                OPTIONS           LIFE (YEARS)        EXERCISE PRICE          OPTIONS         EXERCISE PRICE
                      -------           ------------        --------------          -------         --------------

$0.50                   1,338,124                    5                $0.50           1,338,124               $0.50
                        ---------                    -                -----           ---------               -----
                        1,338,124                    5                $0.50           1,338,124               $0.50
                        =========                    =                =====           =========               =====


NOTE 10  FEDERAL INCOME TAXES:

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

The Company has deferred income tax assets, which have been fully reserved as follows:

         Deferred tax assets
            Net operating loss carryforwards                  $1,485,033
            Valuation allowance for deferred tax assets       (1,485,033)
                                                              ----------
         Net deferred tax assets                              $        -
                                                              ==========

At December 31, 2006, the Company had net operating loss carryforwards of $1,485,033 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2026.

                                 LIFE USA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December, 31, 2006 and 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

Operating Rental Leases

The Company leases its office in Boulder, Colorado, under a rental operating lease with monthly payments of $1,665 on a 13 month lease, of which 1 month is free, and which expired on January 15, 2007. The effective monthly lease rate is $1,537. The Company also had an ongoing lease obligation until May 31, 2006, in the amount of $535 per month for its previous office location. This secondary lease obligation was fully satisfied when the office space was sub-leased in March 2006.

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

NOTE 12 SUBSEQUENT EVENT:

In January 2007, the Company ceased the operations of its wholly-owned subsidiary, Nuero.

In February 2007, the Company defaulted on $50,000 in convertible promissory notes. See Note 8.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIFE USA, INC.


                                               Date: April 16, 2007

                                               /s/Wesley F. Whiting
                                               - ------------------
                                             Wesley F. Whiting, Acting

                                             President, CEO and Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 16, 2007

/s/Wesley F. Whiting
- ------------------
Wesley F. Whiting, Director