Form 10QSB
period 2007-03-31
LIFE USA INC
filed 2007-05-21
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 000-50294


                                 LIFE USA, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                   84-1426725
----------------------------------                --------------------
      (State of Incorporation)                   (IRS Employer ID Number)

                       7609 Ralston Road, Arvada, CO 80002
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-422-8127
                           --------------------------
                         (Registrant's Telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90
days.  Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 21, 2007, there were 10,060,534 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]     No [ X ]



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Consolidated Balance Sheets - March 31, 2007 and
                  December 31, 2006                                                        F-2

         Consolidated Statements of Operations  -
                  Three months ended March 31, 2007 and 2006 and
                  From July 23, 2004 (Inception) to March 31, 2007                         F-3

         Consolidated Statement of Changes in Stockholders' Deficit -
                  From July 23, 2004 (Inception) to March 31, 2007                         F-4

         Consolidated  Statements  of Cash Flows -
                  Three  months ended March 31, 2007 and 2006 and
                  From July 23, 2004 (Inception) to March 31, 2007                         F-5

         Notes to Consolidated Financial Statements                                        F-6

Item 2.  Management's Discussion and Analysis                                                1

Item 3. Controls and Procedures                                                              3

Item 3A(T).  Controls and Procedures                                                         3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                   3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                         3
                  - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                    4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                4

Item 5.  Other Information - Not Applicable                                                  4

Item 6.  Exhibits                                                                            4

SIGNATURES                                                                                   5


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                                 Life USA, Inc.

                              Financial Statements
                     Three-Month Period Ended March 31, 2007
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Life USA, Inc.


We have reviewed the accompanying consolidated balance sheet of Life USA, Inc. and subsidiary, a development stage company, as of March 31, 2007 and the related consolidated statements of operations and cash flows for the three-months ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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




Jaspers + Hall, PC
Denver, Colorado
May 15, 2007

/s/Jaspers + Hall, PC
---------------------


                         LIFE USA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                          Consolidated Balance Sheets



                                                                                         March 31,           December 31,
                                                                                            2007                 2006
                                                                                      -----------------    -----------------
                                                                                         Unaudited             Audited
Assets
         Current Assets:
                 Cash                                                                         $    337            $     337
                 Prepaid expenses                                                               15,729               18,875
                 Assets of discontinued operations (Note 3)                                      5,377               73,467
                                                                                      -----------------    -----------------
         Total Current Assets                                                                   21,443               92,679
                                                                                      -----------------    -----------------

Total Assets                                                                                  $ 21,443            $  92,679
                                                                                      =================    =================


Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 214,720            $ 186,265
                 Notes payable                                                                  25,433               25,433
                 Convertible notes payable                                                     630,000              630,000
                 Liabilities of discontinued operations (Note 3)                               131,835              152,455
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,001,988              994,153

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                     1,006                1,006
           authorized 10,060,534 shares issued and outstanding
           at March 31, 2007 and December 31, 2006, respectively
         Additional paid-in capital                                                            485,706              485,706
         Deficit accumulated during the development stage                                   (1,467,257)          (1,388,186)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                  (980,545)            (901,474)
                                                                                      -----------------    -----------------

Total liabilities and stockholders' deficit                                                   $ 21,443             $ 92,679
                                                                                      =================    =================

See accountants' review report and notes to these consolidated financial statements.



                         LIFE USA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                   (Unaudited)



                                                                   For the Three Months Ended          July 23, 2004
                                                                              March 31,               (Inception) to
                                                                    2007                2006           March 31, 2007
                                                              -----------------   ------------------   --------------------
Revenue:
         Sales                                                       $       -           $        -           $          -
                                                              -----------------   ------------------   --------------------
Operational expenses:
         Goodwill write off                                                  -                    -                 14,454
         General and administrative                                      5,032               27,640                132,195
         Impairment loss                                                     -                    -                116,667
         Depreciation and amortization                                       -                    -
                                                              -----------------   ------------------   --------------------
                 Total operational expenses                              5,032               27,640                263,316
                                                              -----------------   ------------------   --------------------
Loss from operations                                                    (5,032)             (27,640)              (263,316)
                                                              -----------------   ------------------   --------------------
Other income (expense):
         Interest expense                                              (26,568)             (14,385)              (146,706)
                                                              -----------------   ------------------   --------------------

                 Total other expense                                   (26,568)             (14,385)              (146,706)
                                                              -----------------   ------------------   --------------------
Loss from continuing operations                                        (31,600)             (42,025)              (410,022)
                                                              -----------------   ------------------   --------------------
Discontinued operations, income (loss) from
   operations of subsidiary                                            (47,471)            (126,489)            (1,057,235)
                                                              -----------------   ------------------   --------------------
Net Loss                                                             $ (79,071)          $ (168,514)          $ (1,467,257)
                                                              =================   ==================   ====================
Per share information
Net (loss) per common share
         Basic                                                       $       *           $    (0.02)
         Fully diluted                                                       *                (0.02)
                                                              -----------------   ------------------
Weighted average number of common
         stock outstanding                                           10,060,534           10,060,534
                                                              -----------------   ------------------
         * Less than $(0.01) per share.

See accountants' review report and notes to these consolidated financial statements.



                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                                          July 23, 2004
                                                                            Three Months Ended            (Inception) to
                                                                                 March 31,                  March 31,
                                                                          2007               2006              2007
                                                                     ---------------    ---------------   ----------------
Cash Flows from Operating Activities:
         Net Loss                                                         $ (79,071)        $ (168,514)      $ (1,467,257)

Adjustments to reconcile net loss to net cash used
         in operating  activities from continuing operations:
         Loss from discontinued operations                                   47,471            126,489          1,057,235
         Stock Warrants expensed for services                                     -             36,921            198,342
         Stock issuance for services                                              -                  -            156,275
         Amortization and depreciation                                            -                  -                  -
         Goodwill write-off                                                       -                  -             14,454
         Impairment loss add back                                                 -                  -            116,667
         Decrease (Increase) Accounts Receivable                                  -                  -                  -
         Decrease (Increase) in Prepaid Expenses                              3,146              6,605              3,146
         Increase in Accounts Payable                                        28,454             52,648             28,454
         Increase in Accrued Expenses                                             -                302                302
                                                                     ---------------    ---------------   ----------------
Net Cash Provided (used) by Operating Activities
         from continuing operations                                               -             54,451            107,618
                                                                     ---------------    ---------------   ----------------
Net Cash Used in Investing Activities from
         continuing operations                                                    -                  -                  -
                                                                     ---------------    ---------------   ----------------

Cash Flows from Financing Activities:
         Proceeds from notes payables                                             -             28,634            647,764
         Proceeds from stock issuance                                             -                  -              7,775
                                                                     ---------------    ---------------   ----------------

Net Cash Provided (used) by Financing Activities
         from continuing operations                                               -             28,634            655,539
                                                                     ---------------    ---------------   ----------------
Net Cash used in discontinued operations                                    (11,662)          (120,351)          (762,820)

Net Increase (Decrease) in Cash                                                   -             83,085            763,157

Cash and Cash Equivalents - Beginning of Period                              11,999             52,750                  -
                                                                     ---------------    ---------------   ----------------

Cash and Cash Equivalents - End of Period                                 $     337         $   15,484       $        337
                                                                     ===============    ===============   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                   $       -                 49              2,205
                                                                     ===============    ===============   ================
         Cash paid for income taxes                                       $       -                  -                  -
                                                                     ===============    ===============   ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Stock warrants granted for services                              $       -             36,921          2,195,438
                                                                     ===============    ===============   ================
         Stock issued for services                                        $       -                  -            156,275
                                                                     ===============    ===============   ================
         Acquisition of tradename for 250,000 shares common               $       -                  -            125,000
                                                                     ===============    ===============   ================

         Note payable assumed in reverse takeover                         $       -             15,080             15,080
                                                                     ===============    ===============   ================

See accountants' review report and notes to these consolidated financial statements.



                          LIFE USA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                Consolidated Statement of Stockholders' Deficit
                                  (Unaudited)


                                                                                                 Deficit accum
                                                                               Additional          During
                                          Common Stock                           paid-in          Development
                                          Number of shares       Amount           Capital             Stage             Totals
                                         ------------------------------------    -------------    ----------------    --------------
Balance - July 23, 2004 (Inception)                       -              $ -              $ -                 $ -               $ -
                                         -------------------   --------------    -------------    ----------------    --------------
Balance - December 31, 2004                               -                -                -                   -                 -
                                         -------------------   --------------    -------------    ----------------    --------------

Recapitalization                                    786,534               79         (134,259)                  -          (134,180)
Stock issued for tradename                          250,000               25          124,975                   -           125,000
Stock issued for services                           275,000               27              248                   -               275
Warrants granted for services                             -                -           64,107                   -            64,107
Stock issued for acquisition                      7,775,000              778            6,997                   -             7,775
Stock issued for cash                               454,000               45          113,455                   -           113,500
Forgiveness of debt                                       -                -           20,000                   -            20,000
Net loss                                                  -                -                -            (628,560)         (628,560)
                                         -------------------   --------------    -------------    ----------------    --------------
Balance - December 31, 2005                       9,540,534              954          195,523            (628,560)         (432,083)
                                         -------------------   --------------    -------------    ----------------    --------------

Stock issued for services                           520,000               52          155,948                               156,000
Warrants granted for services                             -                -          134,235                               134,235
Net loss                                                  -                -                -            (759,626)         (759,626)
                                         -------------------   --------------    -------------    ----------------    --------------
Balance - December 31, 2006                      10,060,534            1,006          485,706          (1,388,186)         (901,474)
                                         -------------------   --------------    -------------    ----------------    --------------

Net Loss                                                  -                -                -             (79,071)          (79,071)
                                         -------------------   --------------    -------------    ----------------
                                                 10,060,534          $ 1,006         $485,706        $ (1,467,257)        $(980,545)
                                         ===================   ==============    =============    ================    ==============


See accountants' review report and notes to these consolidated financial statements.


                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies:

Business:

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

On September 13, 2005, Life USA, Inc. and Neuro Nutrition, Inc. ("Neuro") signed an agreement whereby, Life USA purchased all of the issued and outstanding shares of Neuro Nutrition, Inc. for 8,300,000 shares of its common stock. Neuro then became a 100% wholly owned subsidiary of Life USA, Inc. In January 2007, the Company ceased the operations of Neuro (See Note 3).

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. It is management's opinion that when the interim financial statements are read in conjunction with the December 31, 2006 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Basis of Presentation:

The Company has not earned any significant revenues from its limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth is Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Reclassifications:

Certain amounts reported in the 2006 financial statements have been reclassified to conform to the three months ended March 31, 2007 presentation.

Significant Accounting Policies:

Revenue Recognition

Revenue Recognition is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Net Loss per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB No. 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Accounting Policies:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company's financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $79,071 for the three months ended March 31, 2007, and an accumulated deficit of $1,467,257 as of March 31, 2007. At March 31, 2007, the Company had a working capital deficit of $980,545 and total current liabilities exceed total current assets by $980,545.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

3.  Discontinued Operations:

In January 2007, management of the Company ceased the operations of its wholly-owned subsidiary, Neuro. As part of the cessation of Neuro, the Company liquidated the inventory held by Neuro.

At March 31, 2007, Neuro's remaining asset is a prepaid expense of $5,377, and its liabilities consist of accounts payable of $125,636 and a note payable of $6,199. (excluding intercompany payables of approximately $750,106).

Neuro's revenues for the three months ended March 31, 2007 and 2006 reported in discontinued operations were $12,716 and $74,583, respectively. Neuro recorded a net loss for the three months ended March 31, 2007 of $47,471.

4.  Notes Payable:

         The Company's outstanding notes payable on March 31, 2007 consisted of:

            $ 15,080        Note Payable issued to an investor. Due upon demand.
                            Interest rate is 8%

              10,353        Note payable, issued to vendor.  Due upon demand
             --------
            $ 25,443        Total notes payable outstanding on March 31, 2007.
             ========

5.  Convertible Notes Payable:

Convertible notes payable as of March 31, 2007, consisted of the following:

         $ 50,000 Note payable 1, convertible into 151,515 shares, due September 30, 2006, incurring interest at 25%, attached to the note are 151,515 warrants exercisable at $0.625 per share. The note is secured by a subordinated pledge of inventory and accounts receivable.

         $25,000 Note payable 2, convertible into 50,000 shares, due September 7, 2006, incurring interest at 10%. Note holder has verbally agreed to extend the note.


         $50,000 Note payable 3, convertible into 151,515 shares, due September 30, 2006, incurring interest at 25%.
                       The note is secured by a subordinated pledge of Inventory and accounts receivable.

         $75,000 Note payable 4, convertible into 227,273 shares, due September 30, 2006, incurring interest at 25%, attached to the note are 227,273 warrants exercisable at $0.625 per share. The note is secured by a subordinated pledge of inventory and accounts receivable.

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

         $ 50,000 Note payable 15, convertible into 125,000 shares, due September 12, 2006, incurring interest at 25%, attached to the note are 250,000 warrants exercisable at $0.75 per share. This note is secured by inventory and accounts receivable.
         --------
         $630,000     Total Convertible notes payable. All these notes, with
         ========     the exception of notes 1, 3, 4, 14 and 15 are unsecured.

As of March 31, 2007, all of the convertible notes described above are in default.

6.  Stockholders' Equity (Deficit):

During the three months ended March 31, 2007, the Company did not issue any shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

OPERATIONS

On September 13, 2005, Life USA, Inc. and Neuro Nutrition, Inc. ("Neuro") signed an agreement whereby, Life USA purchased all of the issued and outstanding shares of Neuro Nutrition, Inc. for 8,300,000 shares of its common stock. Neuro then became a 100% wholly owned subsidiary of Life USA, Inc.

In January 2007, management of the Company ceased the operations of its wholly-owned subsidiary, Neuro. As part of the cessation of Neuro, during the three months ended March 31, 2007, the Company liquidated the inventory held by Neuro.

RESULTS OF OPERATION

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

During the three months ended March 31, 2007, the Company did not recognize any revenues from its limited continuing operating activities. Neuro, the Company's wholly-owned subsidiary, did recognize $12,716 in revenue during the three months ended March 31, 2007.

During the three months ended March 31, 2007, operating expenses from continuing operations were $5,032 compared to $27,640 during the three months ended March 31, 2006. The $22,608 decrease is due to the cessation of the operations of Neuro and the limited activities of the Company during the three months ended March 31, 2007.

The Company recognized interest expense of $26,568 during the three months ended March 31, 2007 compared to $14,385 during the three months ended March 31, 2006. The increase of $12,183 was due to an increase in notes payable during the year ended December 31, 2006.
                                        1

The Company recognized a loss from continuing operations of $31,600 for the three months ended March 31, 2007 compared to a loss from continuing operations of $42,025 for the three months ended March 31, 2006. The decrease of $10,425 was due to the $22,608 decrease in operating expenses of continuing operations offset by the increase of $12,183 in interest expense.

The Company recognized a loss of $47,471 from the discontinued operations of Neuro for the three months ended March 31, 2007, compared to $126,489 for the three months ended March 31, 2006.

During the three months ended March 31, 2007, the Company recognized a net loss of $79,071, compared to a net loss of $168,514 for the three months ended March 31, 2007. The decrease of $89,443 was due the decrease in operational expenses caused by the cessation of the operational activities of Neuro.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2007, the Company did not use or receive any cash in its continuing operating activities. The Company had cash of $377 at March 31, 2007. The Company did not use or receive funds from its investing or financing activities from continuing operations.

The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ADDITIONAL FINANCING

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.
                                        2

Irrespective of whether the Company's cash assets prove to inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

             NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                       LIFE USA, INC.
                                                       (Registrant)



Dated: May 21, 2007                          By: /s/ Wesley Whiting
                                                 ------------------
                                                     Wesley Whiting, President