Form 10QSB
period 2007-06-30
LIFE USA INC
filed 2007-08-20
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

                                   (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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

                       7609 Ralston Road, Arvada, CO 80003
                 -----------------------------------------------
                    (Address of principal executive offices)

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

State the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 14, 2007, there were 10,060,534 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [ X ]



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Consolidated Balance Sheet - June 30, 2007 and December 31, 2006
                                                                                           F-2
         Consolidated Statement of Operations  - Three and Six months ended
         June 30, 2007 and 2006 and From July 23, 2004 (Inception) to June 30, 2007        F-3

         Consolidated Statement of Changes in Stockholders' Deficit - From
         July 23, 2004 (Inception) to June 30, 2007                                        F-4

         Consolidated  Statement  of Cash Flows - Six months ended June 30, 2007
         and 2006 and  From July 23, 2004 (Inception) to June 30, 2007                     F-5

         Notes to Consolidated Financial Statements                                        F-6

Item 2.  Management's Discussion and Analysis                                               1

Item 3.  Controls and Procedures                                                            3

Item 3A(T).  Controls and Procedures                                                        3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable       3

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               4

Item 5.  Other Information - Not Applicable                                                 4


Item 6.  Exhibits                                                                           4

SIGNATURES                                                                                  5


                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Life USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Life USA, Inc., a development stage company, as of June 30, 2007 and the related statement of operations for the three-months and six-months ended June 30, 2007 and 2006 and the related statement of cash flows for the six-months ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


August 6, 2007
Jaspers + Hall, PC
/s/Jaspers + Hall, PC


                         LIFE USA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                          Consolidated Balance Sheet


                                                                                          June 30,           December 31,
                                                                                            2007                 2006
                                                                                      -----------------    -----------------
                                                                                         Unaudited             Audited
Assets
         Current Assets:
                 Cash                                                                       $      337           $      337
                 Prepaid expenses                                                               15,729               18,875
                 Assets of discontinued operations (Note 3)                                      5,377               73,467
                                                                                      -----------------    -----------------
         Total Current Assets                                                                   21,443               92,679
                                                                                      -----------------    -----------------

Total Assets                                                                                $   21,443           $   92,679
                                                                                      =================    =================


Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                           $  270,343           $  186,265
                 Notes payable                                                                  25,433               25,433
                 Convertible notes payable                                                     630,000              630,000
                 Liabilities of discontinued operations (Note 3)                               131,835              152,455
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,057,611              994,153

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                     1,006                1,006
           authorized 10,060,534 shares issued and outstanding
           at June 30, 2007 and December 31, 2006, respectively
         Additional paid-in capital                                                            485,706              485,706
         Deficit accumulated during the development stage                                   (1,522,880)          (1,388,186)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,036,168)            (901,474)
                                                                                      -----------------    -----------------

Total liabilities and stockholders' deficit                                                 $   21,443           $   92,679
                                                                                      =================    =================

See Accountants' review report and notes to these consolidated financial statements.



                         LIFE USA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statement of Operations
                                  (Unaudited)




                                              For the Three Months Ended      For the Six Months Ended       July 23, 2004
                                                      June 30,                        June 30,               (Inception) to
                                                2007            2006            2007            2006          June 30, 2007
                                            --------------  --------------  --------------  --------------  ----------------
Revenue:
        Sales                                   $       -      $        -      $        -      $        -      $          -
                                            --------------  --------------  --------------  --------------  ----------------
Operational expenses:
        Goodwill write off                              -               -               -               -            14,454
        General and administrative                 28,759         171,604          33,791         199,244           160,954
        Impairment loss                                 -               -               -               -           116,667
        Depreciation and amortization                   -               -               -               -                 -
                                            --------------  --------------  --------------  --------------  ----------------
              Total operational expenses           28,759         171,604          33,791         199,244           292,075
                                            --------------  --------------  --------------  --------------  ----------------
Loss from operations                              (28,759)       (171,604)        (33,791)       (199,244)         (292,075)
                                            --------------  --------------  --------------  --------------  ----------------
Other income (expense):
        Interest expense                          (26,864)           (302)        (53,432)        (14,687)         (173,570)
                                            --------------  --------------  --------------  --------------  ----------------
              Total other expense                 (26,864)           (302)        (53,432)        (14,687)         (173,570)
                                            --------------  --------------  --------------  --------------  ----------------
Loss from continuing operations                   (55,623)       (171,906)        (87,223)       (213,931)         (465,645)
                                            --------------  --------------  --------------  --------------  ----------------
Discontinued operations, loss from
   operations of subsidiary                             -         (91,363)        (47,471)       (217,852)       (1,057,235)
                                            --------------  --------------  --------------  --------------  ----------------
Net Loss                                        $ (55,623)     $ (263,269)     $ (134,694)     $ (431,783)     $ (1,522,880)
                                            ==============  ==============  ==============  ==============  ================
Per share information
Net (loss) per common share
        Basic                                   $       *      $    (0.03)     $    (0.01)     $    (0.04)
        Fully diluted                                   *           (0.03)          (0.01)          (0.04)
                                            ------------------------------  --------------  --------------
Weighted average number of common
        stock outstanding                      10,060,534       9,797,677      10,060,534       9,669,816
                                            --------------  --------------  --------------  --------------
        *  Less than $(0.01) per share.

See Accountants' review report and notes to these consolidated financial statements.



                         LIFE USA, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                Consolidated Statement of Stockholders' Deficit
                                  (Unaudited)

                                                                                               Deficit accum
                                                                                Additional          During
                                         Common Stock                           paid-in          Development
                                        Number of shares       Amount           Capital             Stage              Totals
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - July 23, 2004 (Inception)                    -          $     -         $      -        $          -        $          -
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2004                            -                -                -                   -                   -
                                       -------------------   --------------    -------------    ----------------    ----------------

Recapitalization                                 786,534               79         (134,259)                  -            (134,180)
Stock issued for tradename                       250,000               25          124,975                   -             125,000
Stock issued for services                        275,000               27              248                   -                 275
Warrants granted for services                          -                -           64,107                   -              64,107
Stock issued for acquisition                   7,775,000              778            6,997                   -               7,775
Stock issued for cash                            454,000               45          113,455                   -             113,500
Forgiveness of debt                                    -                -           20,000                   -              20,000
Net loss                                               -                -                -            (628,560)           (628,560)
                                        -------------------   --------------    -------------    ----------------    ---------------
Balance - December 31, 2005                    9,540,534              954          195,523            (628,560)           (432,083)
                                        -------------------   --------------    -------------    ----------------    ---------------

Stock issued for services                        520,000               52          155,948                   -             156,000
Warrants granted for services                          -                -          134,235                                 134,235
Net loss                                               -                -                -            (759,626)           (759,626)
                                        -------------------   --------------    -------------    ----------------    ---------------
Balance - December 31, 2006                   10,060,534            1,006          485,706          (1,388,186)           (901,474)
                                        -------------------   --------------    -------------    ----------------    ---------------

Net Loss                                               -                -                -            (134,694)           (134,694)
                                        -------------------   --------------    -------------    ----------------    ---------------
Balance as of June 30, 2007                   10,060,534          $ 1,006         $485,706        $ (1,522,880)       $ (1,036,168)
                                        ===================   ==============    =============    ================    ===============

See Accountants' review report and notes to these consolidated financial statements.



                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                 June 30, 2007
                                  (Unaudited)


                                                                                                           July 23, 2004
                                                                             Six Months Ended             (Inception) to
                                                                                 June 30,                    June 30,
                                                                          2007               2006              2007
                                                                     ---------------    ---------------   ----------------
Cash Flows from Operating Activities:
         Net Loss                                                        $ (134,694)        $ (431,783)      $ (1,522,880)

Adjustments to reconcile net loss to net cash used
         in operating activities from continuing operations:
         Loss from discontinued operations                                   47,471            217,852          1,057,235
         Stock Warrants expensed for services                                     -             80,829            198,342
         Stock issuance for services                                              -            156,000            156,275
         Amortization and depreciation                                            -                  -                  -
         Goodwill write-off                                                       -                  -             14,454
         Impairment loss add back                                                 -                  -            116,667
         Decrease (Increase) Accounts Receivable                                  -                  -                  -
         Decrease (Increase) in Prepaid Expenses                              3,146                  -              3,146
         Increase in Accounts Payable                                        84,077                  -             84,077
         Increase in Accrued Expenses                                             -                  -                302
                                                                     ---------------    ---------------   ----------------
Net Cash Provided by Operating Activities
         from continuing operations                                               -             22,898            107,618
                                                                     ---------------    ---------------   ----------------
Net Cash Used in Investing Activities from
         continuing operations                                                    -                  -                  -
                                                                     ---------------    ---------------   ----------------
Cash Flows from Financing Activities:
         Proceeds from notes payables                                             -            127,704            647,764
         Proceeds from stock issuance                                             -                  -              7,775
                                                                     ---------------    ---------------   ----------------
Net Cash Provided (used) by Financing Activities
         from continuing operations                                               -            127,704            655,539
                                                                     ---------------    ---------------   ----------------
Net Cash used in discontinued operations                                    (11,662)          (143,700)          (762,820)

Net Increase (Decrease) in Cash                                                   -              6,902            763,157

Cash and Cash Equivalents - Beginning of Period                              11,999             52,750                  -
                                                                     ---------------    ---------------   ----------------
Cash and Cash Equivalents - End of Period                                $      337         $   59,651       $        337
                                                                     ===============    ===============   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                  $        -                 12              2,205
                                                                     ===============    ===============   ================
         Cash paid for income taxes                                      $        -                  -                  -
                                                                     ===============    ===============   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Stock warrants granted for services                             $        -             43,908          2,195,438
                                                                     ===============    ===============   ================
         Stock issued for services                                       $        -            156,000            156,275
                                                                     ===============    ===============   ================
         Acquisition of tradename for 250,000 shares common              $        -                  -            125,000
                                                                     ===============    ===============   ================
         Note payable assumed in reverse takeover                        $        -                  -             15,080
                                                                     ===============    ===============   ================

See Accountants' review report and notes to these consolidated financial statements.


                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)

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

Reclassifications:

Certain amounts reported in the 2006 financial statements have been reclassified to conform to the six months ended June 30, 2007 presentation.

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

2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $134,694 for the six months ended June 30, 2007, and an accumulated deficit of $1,522,880 as of June 30, 2007. At June 30, 2007, the Company had a working capital deficit of $1,036,168 and total current liabilities exceed total current assets by $1,036,168.

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

At June 30, 2007, Neuro's remaining asset is a prepaid expense of $5,377, and its liabilities consist of accounts payable of $125,636 and a note payable of $6,199. (excluding intercompany payables of approximately $750,106).

Neuro's revenues for the six months ended June 30, 2007 and 2006 reported in discontinued operations were $12,716 and $490,378, respectively ($0 and $415,795 for the three months ended June 30, 2007 and 2006, respectively). Neuro recorded a net loss for the six months ended June 30, 2007 and 2006 of $47,471 and $217,852, respectively ($0 and $91,363 for the three months ended June 30, 2007 and 2006, respectively).

4.  Notes Payable:

         The Company's outstanding notes payable on June 30, 2007 consisted of:

                  $ 15,080 Note Payable issued to an investor. Due upon demand. Interest rate is 8%

                    10,353  Note payable, issued to vendor.  Due upon demand
                   --------
                  $ 25,443  Total notes payable outstanding on June 30, 2007.
                   ========

5.  Convertible Notes Payable:

Convertible notes payable as of June 30, 2007, consisted of the following:

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

As of June 30, 2007, all of the convertible notes described above are in default.

6.  Stockholders' Equity (Deficit):

During the six months ended June 30, 2007, the Company did not issue any shares of its common stock.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

In January 2007, management of the Company ceased the operations of its wholly-owned subsidiary, Neuro. As part of the cessation of Neuro, during the six months ended June 30, 2007, the Company liquidated the inventory held by Neuro.

RESULTS OF OPERATION

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

During the six and three months ended June 30, 2007, the Company did not recognize any revenues from its limited continuing operating activities. Neuro, the Company's wholly-owned subsidiary, did recognize $12,716 in revenue during the six months ended June 30, 2007.

During the six months ended June 30, 2007, operating expenses from continuing operations were $33,791 compared to $199,244 during the six months ended June 30, 2006 ($28,759 and $171,604 for three months ended, respectively). The $165,453 decrease is due to the cessation of the operations of Neuro and the limited activities of the Company during the six months ended June 30, 2007.

The Company recognized interest expense of $53,432 during the six months ended June 30, 2007 compared to $14,687 during the six months ended June 30, 2006 ($26,864 and $302 for three months ended, respectively). The increase of $38,745 was due to an increase in notes payable during the year ended December 31, 2006.

The Company recognized a loss from continuing operations of $87,223 for the six months ended June 30, 2007 compared to a loss from continuing operations of $213,931 for the six months ended June 30, 2006 ($55,623 and $171,609 for the three months ended June 30, 2007, respectively). The decrease of $126,708 was due to the $165,453 decrease in operating expenses of continuing operations offset by the increase of $38,745 in interest expense.

The Company recognized a loss of $47,471 from the discontinued operations of Neuro for the six months ended June 30, 2007, compared to $217,852 for the six months ended June 30, 2006 ($0 and $91,363 for the three months ended June 30, 2007 and 2006, respectively).

During the six months ended June 30, 2007, the Company recognized a net loss of $134,694, compared to a net loss of $431,783 for the six months ended June 30, 2007 ($55,623 and $263,269 three months ended June 30, 2007 and 2006, respectively). The decrease of $297,089 was due the decrease in operational expenses caused by the cessation of the operational activities of Neuro.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2007, the Company did not use or receive any cash in its continuing operating activities. The Company had cash of $377 at June 30, 2007. The Company did not use or receive funds from its investing or financing activities from continuing operations.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3(A)T. CONTROLS AND PROCEDURES
-----------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

             NONE

ITEM 2.  CHANGES IN SECURITIES
-----------------------------

             NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

             NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

             NONE

ITEM 5.  OTHER INFORMATION
--------------------------

             NONE

ITEM 6.  EXHIBITS
-----------------

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

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 LIFE USA, INC.
                                  (Registrant)



Dated: August 15, 2007                       By: /s/ Wesley F. Whiting
                                                 ------------------
                                                     Wesley F. Whiting, Acting
                                                     President & Acting
                                                     Chief Accounting Officer