Form 10QSB
period 2007-09-30
LIFE USA INC
filed 2007-11-19
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

As of November 19, 2007, there were 10,060,534 shares of the registrant's sole class of common shares outstanding.

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

         Consolidated Balance Sheets - September 30, 2007 and December 31, 2006            F-2

         Consolidated Statements of Operations  -  Three and Nine months  ended
                  September  30, 2007 and 2006 and From July 23, 2004
                  (Inception) to September 30, 2007                                        F-3

         Consolidated Statement of Changes in Stockholders'  Deficit - From July
                  23, 2004 (Inception) to September 30, 2007                               F-4

         Consolidated Statements of Cash Flows - Nine months ended September 30,
                  2007 and 2006 and From July 23, 2004  (Inception) to September
                  30, 2007                                                                 F-5

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Life USA, Inc.

We have reviewed the accompanying balance sheets of Life USA, Inc., a development stage of company, as of September 30, 2007 and the related statements of operations for the three-months and nine-months ended September 30, 2007 and 2006 and the related statements of cash flows for the nine-months ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

/s/ Jaspers + Hall, PC
November 16, 2007




         LIFE USA, INC. AND SUBSIDIARY
         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED BALANCE SHEET


                                                                                       September 30,         December 31,
                                                                                            2007                 2006
                                                                                      -----------------    -----------------
                                                                                         Unaudited             Audited
Assets
         Current Assets:
                 Cash                                                                            $ 377                $ 337
                 Prepaid expenses                                                               15,729               18,875
                 Assets of discontinued operations (Note 3)                                      5,377               73,467
                                                                                      -----------------    -----------------
         Total Current Assets                                                                   21,483               92,679
                                                                                      -----------------    -----------------

Total Assets                                                                                  $ 21,483             $ 92,679
                                                                                      =================    =================


Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 297,542            $ 186,265
                 Notes payable                                                                  25,433               25,433
                 Convertible notes payable                                                     630,000              630,000
                 Liabilities of discontinued operations (Note 3)                               131,835              152,455
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,084,810              994,153

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                     1,006                1,006
           authorized 10,060,534 shares issued and outstanding
           at September 30, 2007 and December 31, 2006, respectively
         Additional paid-in capital                                                            485,706              485,706
         Deficit accumulated during the development stage                                   (1,550,039)          (1,388,186)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,063,327)            (901,474)
                                                                                      -----------------    -----------------

Total liabilities and stockholders' deficit                                                   $ 21,483             $ 92,679
                                                                                      =================    =================

See the Accountants' Review Report and the accompanying notes to these consolidated financial statements.

                                      F-2



                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                             For the Three Months Ended      For the Nine Months Ended      July 23, 2004
                                                  September 30,                   September 30,            (Inception) to
                                               2007            2006            2007           2006        September 30, 2007
                                           -------------   -------------   -------------  -------------   ------------------
       Sales                               $          -      $        -      $        -     $        -         $          -
                                           -------------   -------------   -------------  -------------   ------------------
Operational expenses:
       Goodwill write off                             -               -               -              -               14,454
       General and administrative                     -          77,697          33,791        276,941              160,954
       Impairment loss                                -               -               -              -              116,667
       Depreciation and amortization                  -               -               -              -                    -
                                           -------------   -------------   -------------  -------------   ------------------
             Total operational expenses               -          77,697          33,791        276,941              292,075
                                           -------------   -------------   -------------  -------------   ------------------
Loss from operations                                  -         (77,697)        (33,791)      (276,941)            (292,075)
                                           -------------   -------------   -------------  -------------   ------------------
Other income (expense):
       Interest expense                         (27,159)        (30,457)        (80,591)       (14,687)            (200,729)
                                           -------------   -------------   -------------  -------------   ------------------
             Total other expense                (27,159)        (30,457)        (80,591)       (45,144)            (200,729)
                                           -------------   -------------   -------------  -------------   ------------------
Loss from continuing operations                 (27,159)       (108,154)       (114,382)      (322,085)            (492,804)
                                           -------------   -------------   -------------  -------------   ------------------
Discontinued operations, loss from
   operations of subsidiary                           -         (49,927)        (47,471)      (267,779)          (1,057,235)
                                           -------------   -------------   -------------  -------------   ------------------
Net Loss                                   $    (27,159)     $ (158,081)     $ (161,853)    $ (589,864)        $ (1,550,039)
                                           =============   =============   =============  =============   ==================
Per share information
Net (loss) per common share
       Basic                               $          *      $    (0.02)     $    (0.02)    $    (0.06)
       Fully diluted                                  *           (0.02)          (0.02)         (0.06)
                                           -------------   -------------   -------------  -------------
Weighted average number of common
       stock outstanding                     10,060,534      10,060,534      10,060,534      9,801,486
                                           -------------   -------------   -------------  -------------
       * Less than $(0.01) per share.

See the Accountants' Review Report and the accompanying notes to these consolidated financial statements.

                                      F-3



                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                               September 30, 2007
                                   (Unaudited)

                                                                                                             Deficit accum
                                                                                            Additional          During
                                      Common Stock                           paid-in          Development
                                     Number of shares       Amount           Capital             Stage              Totals
                                    ------------------    --------------    -------------    ----------------    ----------------
Balance - July 23, 2004 (Inception)               -              $ -              $ -                 $ -                 $ -
                                    -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2004                       -                -                -                   -                   -
                                    -------------------   --------------    -------------    ----------------    ----------------

Recapitalization                            786,534               79         (134,259)                  -            (134,180)
Stock issued for tradename                  250,000               25          124,975                   -             125,000
Stock issued for services                   275,000               27              248                   -                 275
Warrants granted for services                     -                -           64,107                   -              64,107
Stock issued for acquisition              7,775,000              778            6,997                   -               7,775
Stock issued for cash                       454,000               45          113,455                   -             113,500
Forgiveness of debt                               -                -           20,000                   -              20,000
Net loss                                          -                -                -            (628,560)           (628,560)
                                    -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2005               9,540,534              954          195,523            (628,560)           (432,083)
                                    -------------------   --------------    -------------    ----------------    ----------------
Stock issued for services                   520,000               52          155,948                                 156,000
Warrants granted for services                     -                -          134,235                                 134,235
Net loss                                          -                -                -            (759,626)           (759,626)
                                    -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2006              10,060,534            1,006          485,706          (1,388,186)           (901,474)
                                    -------------------   --------------    -------------    ----------------    ----------------

Net Loss                                          -                -                -            (161,853)           (161,853)
                                    -------------------   --------------    -------------    ----------------    ----------------
Balance as of September 30, 2007         10,060,534          $ 1,006         $485,706        $ (1,550,039)       $ (1,063,327)
                                    ===================   ==============    =============    ================    ================

See the Accountants' Review Report and the accompanying notes to these consolidated financial statements.

                                      F-4


                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                    July 23, 2004
                                                                   Nine Months Ended               (Inception) to
                                                                  September 30,                   September 30,
                                                                 2007             2006             2007
                                                             --------------   --------------   --------------
Cash Flows from Operating Activities:
        Net Loss                                                $ (161,853)      $ (589,864)    $ (1,550,039)

Adjustments to reconcile net loss to net cash used
        in operating  activities from
        continuing operations:
        Loss from discontinued operations                           47,471          267,779        1,057,235
        Stock Warrants expensed for services                             -          133,765          198,342
        Stock issuance for services                                      -          156,000          156,275
        Amortization and depreciation                                    -                -                -
        Goodwill write-off                                               -                -           14,454
        Impairment loss add back                                         -                -          116,667
        Decrease (Increase) Accounts Receivable                          -                -                -
        Decrease (Increase) in Prepaid Expenses                      3,146                -          (15,725)
        Increase in Accounts Payable                               111,276                -          297,542
        Increase in Accrued Expenses                                     -                -                -
                                                             --------------   --------------   --------------
Net Cash ( Used) Provided by Operating Activities
        from continuing operations                                      40          (32,320)         274,751
                                                             --------------   --------------   --------------
Net Cash Used in Investing Activities from
        continuing operations                                            -                -                -
                                                             --------------   --------------   --------------
Cash Flows from Financing Activities:
        Proceeds from notes payables                                     -          157,928          647,764
        Proceeds from stock issuance                                     -                -            7,775
                                                             --------------   --------------   --------------
Net Cash Provided (used) by Financing Activities
        from continuing operations                                       -          157,928          655,539
                                                             --------------   --------------   --------------
Net Cash used in discontinued operations                           (11,662)        (159,302)        (929,913)

Net Increase (Decrease) in Cash                                         40          125,608          930,290

Cash and Cash Equivalents - Beginning of Period                     11,999           52,750                -
                                                             --------------   --------------   --------------
Cash and Cash Equivalents - End of Period                            $ 377         $ 19,056            $ 377
                                                             ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                 $ -              766            2,205
                                                             ==============   ==============   ==============
        Cash paid for income taxes                                     $ -                -                -
                                                             ==============   ==============   ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
        Stock warrants granted for services                            $ -          133,765        2,195,438
                                                             ==============   ==============   ==============
        Stock issued for services                                      $ -          156,000          156,275
                                                             ==============   ==============   ==============
        Acquisition of tradename for 250,000 shares common             $ -                -          125,000
                                                             ==============   ==============   ==============
        Note payable assumed in reverse takeover                       $ -                -           15,080
                                                             ==============   ==============   ==============

See the Accountants' Review Report and the accompanying notes to these consolidated financial statements.

                                      F-5

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  September 30, 2007
                                   (Unaudited)

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

Reclassifications:

Certain amounts reported in the 2006 financial statements have been reclassified to conform to the nine months ended September 30, 2007 presentation.

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

2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $161,583 for the nine months ended September 30, 2007, and an accumulated deficit of $1,055,039 as of September 30, 2007. At September 30, 2007, the Company had a working capital deficit of $1,063,027 and total current liabilities exceed total current assets by $1,063,327.

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

At September 30, 2007, Neuro's remaining asset is a prepaid expense of $5,377, and its liabilities consist of accounts payable of $125,636 and a note payable of $6,199. (excluding intercompany payables of approximately $750,106).

Neuro's revenues for the nine months ended September 30, 2007 and 2006 reported in discontinued operations were $12,716 and $667,574, respectively ($0 and $177,197 for the three months ended September 30, 2007 and 2006, respectively). Neuro recorded a net loss for the nine months ended June 30, 2007 and 2006 of $47,471 and $267,779, respectively ($0 and $49,927 for the three months ended September 30, 2007 and 2006, respectively).

4.  Notes Payable:

         The Company's outstanding notes payable on September 30, 2007 consisted of:

            $ 15,080        Note Payable issued to an investor. Due upon demand.
                             Interest rate is 8%

              10,353       Note payable, issued to vendor.  Due upon demand
             --------
            $ 25,443         Total notes payable outstanding on September
                             30, 2007.
             ========

5.  Convertible Notes Payable:

Convertible notes payable as of September 30, 2007, consisted of the following:

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

         $  5,000      Note payable 10, convertible into 10,000 shares, due
                       November 11, 2006, incurring interest at 10%, attached to the note are 20,000 warrants exercisable at $0.625 per share.
                                      F-9

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

As of September 30, 2007, all of the convertible notes described above are in default.

6.  Stockholders' Equity (Deficit):

During the nine months ended September 30, 2007, the Company did not issue any shares of its common stock.

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

In January 2007, management of the Company ceased the operations of its wholly-owned subsidiary, Neuro. As part of the cessation of Neuro, during the nine months ended September 30, 2007, the Company liquidated the inventory held by Neuro.

RESULTS OF OPERATION

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

During the nine and three months ended September 30, 2007, the Company did not recognize any revenues from its limited continuing operating activities. Neuro, the Company's wholly-owned subsidiary, did recognize $12,716 in revenue during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, operating expenses from continuing operations were $33,791 compared to $276,941 during the nine months ended September 30, 2006 ($0 and $77,697 for three months ended, respectively). The $243,150 decrease is due to the cessation of the operations of Neuro and the limited activities of the Company during the nine months ended September 30, 2007.

The Company recognized interest expense of $80,591 during the nine months ended September 30, 2007 compared to $45,144 during the nine months ended September 30, 2006 ($27,591 and $45,144 for three months ended, respectively). The increase of $35,447 was due to an increase in notes payable during the year ended December 31, 2006.
                                        1

The Company recognized a loss from continuing operations of $114,382 for the nine months ended September 30, 2007 compared to a loss from continuing operations of $322,085 for the nine months ended September 30, 2006 ($27,159 and $30,457 for the three months ended September 30, 2007, respectively). The decrease of $207,703 was due to the $243,150 decrease in operating expenses of continuing operations offset by the increase of $35,447 in interest expense.

The Company recognized a loss of $47,471 from the discontinued operations of Neuro for the nine months ended September 30, 2007, compared to $267,779 for the nine months ended September 30, 2006 ($0 and $49,927 for the three months ended September 30, 2007 and 2006, respectively).

During the nine months ended September 30, 2007, the Company recognized a net loss of $161,853, compared to a net loss of $589,864 for the nine months ended September 30, 2007 ($27,159 and $158,081 three months ended September 30, 2007 and 2006, respectively). The decrease of $428,011 was due the decrease in operational expenses caused by the cessation of the operational activities of Neuro.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2007, the Company did not use or receive any cash in its continuing operating activities. The Company had cash of $377 at September 30, 2007. The Company did not use or receive funds from its investing or financing activities from continuing operations.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report September 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

                NONE

ITEM 2.  CHANGES IN SECURITIES
------------------------------

                NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                NONE.

ITEM 5.  OTHER INFORMATION
--------------------------

                NONE.

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





                                             LIFE USA, INC.
                                              (Registrant)



Dated: November 19, 2007                    By: /s/ Wesley Whiting
                                                 ------------------
                                                    Wesley Whiting, President &
                                                    Chief Accounting Officer