Form 10KSB
period 2007-12-31
LIFE USA INC
filed 2008-04-15
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                           For the fiscal year ended December 31, 2007

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

                  7609 Ralston Road, Arvada, CO 80002
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 303 - 422 8127
                                 --------------
                         (Registrant's Telephone number)

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

As of the close of trading on April 10, 2008, there were 10,060,534 common shares were issued and outstanding, 4,424,934 shares of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the price at which the common equity was sold on April, 10, 2008, was approximately $176,977.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):  YES  [  ]   NO [ X ]

                                TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.  Description of Business                                         1
   Item 2.  Description of Property                                         2
   Item 3.  Legal Proceedings                                               2
   Item 4.  Submission of Matters to a Vote of Security Holders             2

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters        2
   Item 6.  Management's Discussion and Analysis or Plan of Operation       4
   Item 7.  Financial Statements                                            6
   Item 8. Changes in and Disagreements With Accountants on Accounting 6 and Financial Disclosure
   Item 8a. Controls and Procedures                                         7
   Item 8A (T).  Controls and Procedures                                    8
   Item 8b. Other Information                                               8

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               9
   Item 10. Executive Compensation                                         11
   Item 11. Security Ownership of Certain Beneficial Owners and Management 14
   Item 12. Certain Relationships and Related Transactions                 15
   Item 13. Exhibits and Reports on Form 8-K                               16
   Item 14. Principal Accountant Fees and Services                         16

SIGNATURES                                                                 17

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

Neuro was incorporated on July 23, 2004, as 4 Your Life Nutrition Inc. ("4 Your Life Nutrition"), in the state of Colorado, and has been in the development stage since incorporation. 4 Your Life Nutrition did not have any operational activity until January 2005. On January 6, 2005, the name was changed to Neuro Nutrition Inc. It was primarily organized for the purpose of distributing health supplements.

In January 2007, the Company ceased the operations of Neuro. The Company has been unable to continue Neuro's operations due to financial constraints. At this time, the current management of the Company is in the process of developing a new business plan.

BUSINESS

Plan of Operations

Prior to the cessation of its operations in January 2007, the Company operated as a nutraceutical marketing and distribution company with a strategic focus of acquiring intellectual property and processes. The Company intended to market and distribute nutritional products and services in a way that appeals to its target market.

Products
--------
The Company offered the following product:

Proprietary Krill Blend

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

Capital Raising
----------------

The Company's previous operations have consumed substantial amounts of cash, and operational cash flows are anticipated to be negative for the foreseeable future. There is substantial doubt about our ability to continue as a going concern.

Proprietary Rights
-------------------
The Company has proprietary rights to Agilflex (TM), the proprietary blend of Neptune Krill Oil (NKO (TM) ) and Sierra Sil (TM), which the Company had developed.

Employees
----------
At December 31, 2007, the Company did not have any employees. The Company has one officer, who works without an employment agreement.

ITEM 2. DESCRIPTION OF PROPERTIES.
----------------------------------

Administrative Offices
----------------------
The Company does not maintain an office but has a mailing address of 7609 Ralston Road, Arvada, CO 80002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
--------------------------------------------------------------

The Company did not hold any shareholders' meeting or submit any items for shareholder's approval during the year ended December 31, 2007.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

The Company began trading its shares on Over-the-Counter Bulletin Board on May 31, 2006, under the trading symbol "LFUI.OB". The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

2006(1/1/06 through 12/31/06)

                                  High                      Low
                                  ----                      ---
March 31, 2006                    $0.00                     $0.00
June 30, 2006                      0.30                      0.30
September 30, 2006                 0.30                      0.30
December 31, 2006                  0.02                      0.02

2007                              High                      Low
                                  ----                      ---
March 31, 2007                    $0.08                     $0.08
June 30, 2007                      0.07                      0.06
September 30, 2007                 0.05                      0.05
December 31, 2007                  0.05                      0.05

As of December 31, 2007, there were 109 shareholders of record of the Company's common stock.

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

DIVIDENDS

The Company has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.
                                      3

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

   The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2007 and any Current Reports on Form 8-K filed by the Company.

Changes in Operations
----------------------

The Company acquired Neuro Nutrition, Inc. as a wholly owned subsidiary, in September 2005, in exchange for 8,300,000 shares of common stock. The parent company, Life USA, Inc. had no operations until the acquisition of its subsidiary, Neuro Nutrition, Inc. The operations of Neuro are presented in this report as the successor company.

In January 2007, the Company ceased the operations of Neuro Nutrition, its wholly-owned subsidiary, due to financial constraints. The financial activities of Neuro Nutrition, Inc. are shown as discontinued activities in the Company's financial statements. At this time, the current management of the Company is in the process of developing a new business plan, and is seeking an acquisition.

Comparison of Operating Results for the Year Ended December 31, 2007 and December 31, 2006
--------------------------------------------------------------------------------

During the years ended December 31, 2007 and 2006, we did not recognize any revenues from continuing operations.

During the year ended December 31, 2007, we incurred operational expenses of $52,189 from continuing operations, consisting of general and administrative expenses. During the year ended December 31, 2007, we incurred operational expenses of $304,189 from continuing operations. The decrease of $252,000 was a result of the minimization of our operations over the prior year. During the year ended December 31, 2006, we issued options to our then officers and directors and incurred a compensation expense of $96,847, which we did not incur in the year ended December 31, 2007.

During the year ended December 31, 2007, we incurred interest expense of $107,750 from the accrual of interest on $630,000 of notes payables. During the year ended December 31, 2006, we incurred interest expense of $89,778 on these same note payables. The increase of $17,972 was a result of the increase in notes payable in the year ended December 31, 2006.

During the year ended December 31, 2007, we recognized a net loss of $210,629 compared to $759,627 for the year ended December 31, 2006. The decrease of $548,998 was a result of the cessation of the operations of NeuroNutrition and the minimization of our operations over the past year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash on hand of $2,226, our only current asset, and current liabilities of $1,116,487. We have a working capital deficit of $1,114,261. Net cash provided by operating activities from continuing operations for the year ended December 31, 2007 was $1,889. We had an increase in accounts payable and accrued liabilities of $142,953 and a decrease in prepaid expenses of $18,875. Net cash used by operating activities from continuing operations during the year ended December 31, 2006 was $32,829. Net losses during the year ended December 31, 2006 were adjusted for the issuance of warrants of $134,235 and stock issuances of $156,000. During the year ended December 31, 2006, we had an increase in prepaid expenses of $18,875 and accounts payable and accrued liabilities increased by $89,778.

We did not have any cash flows from investing activities from continuing operations during the years ended December 31, 2007 and 2006. Net cash provided by financing activities from continuing operations was $0 and $145,468 for the years ended December 31, 2007 and 2006. During the year ended December 31, 2006, the cash flow provided by our financing activities was from the issuance of notes payable of $145,468.

During the years ended December 31, 2006 and 2005, the Company issued convertible promissory notes totaling $630,000. The convertible promissory notes had due dates ranging from May 2006 through February 2007. The Company is currently in default on these convertible promissory notes.

The Company does not have sufficient  revenue and income to support  operations.
The Company plans to seek a business acquisition or combination. The Company will need to fund the deficits in operating capital through debt or private placements of its common stock, which is its sole source of liquidity. There can be no assurance that we will be able to complete any of these activities.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited activities, Limited capital, debt in the amount of $1,116,487, all of which is current, $2,226 in cash, and no capital commitments. The effects of such conditions could potentially cause the Company's bankruptcy.

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
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer & Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A(T).   CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation

    (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

The following individuals are the Company's directors and executive officers:

Name                       Position Held                      Tenure
- ------------------------------------------------------------------------------
Rick N. Newton             Chief Executive Officer and
(Mr. Newton resigned as    acting Chief Financial Officer     2005 - 2006
an Officer and Director,
January 2007)
Wesley F. Whiting          Acting President and Director      Since January 2007

Background information about each director and executive officer is as follows:
------------------------------------------------------------------------------

Wesley Whiting, age 74, Acting President, CFO, CEO and Director.
----------------------------------------------------------

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

The following is the biographical information of the individual who served as an officer and/or director of the Company during the year ended December 31, 2006, and resigned his position in January 2007.

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

No disclosure is contained herein about persons who failed to file Forms 3, 4, or 5, under Section 16(a)

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007, 2006 and 2005 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                               Non equity     Non qualified
                                                               incentive        deferred
                                           Stock    Option        plan        compensation     All other
                         Salary    Bonus   awards   awards    compensation      earnings      compensation    Total
Name & Position  Year      ($)      ($)      ($)      ($)         ($)             ($)             ($)          ($)
---------------- ------ ---------- ------- -------- -------- --------------- --------------- --------------- ---------
Wesley
Whiting, CEO,
CFO           &  2007      $-0-      $-0-     $-0-    $-0-       $ -0-            $-0-            $-0-         $-0-
Director(1)      2006      $-0-      $-0-     $-0-    $ 2,895    $ -0-            $-0-            $-0-         $ 2,895

Richard  Newton  2006      $-0-      $-0-     $-0-    $58,985    $ -0-            $-0-            $-0-         $58,985
                 2005      $15,000   $-0-     $-0-    $-0-       $ -0-            $-0-            $-0-         $15,000

Michael  Shuett  2006      $-0-      $-0-     $-0-    $ 1,930    $ -0-            $-0-            $-0-         $ 1,930
                 2005      $46,666   $-0-     $-0-    $-0-       $ -0-            $-0-            $-0-         $46,666


(1)      Mr. Whiting was appointed the Chief Executive  Officer in January 2007.
         He serves in this capacity without compensation.  During the year ended
         December 31, 2006,  he received a fully vested option  exercisable  for
         40,000 shares with a term of 5 years.
(2)      Mr. Newton resigned as the chief executive officer of the Company in January 2007.
(3)      Mr. Shuett resigned his position as the president and a director of the Company in 2006.


                                               OPTION/SAR GRANTS TABLE

The following table provides information relating to the grant of stock options to the Company's executive officers during the year ended December 31, 2007.

                                                    Individual Grants
                                                    -----------------

     Name                     # of Underlying          % of Total         Exercise of Base Price     Expiration Date
     ----                     ---------------          ----------         ----------------------     ---------------
Wesley F. Whiting                 40,000                  3%                       $0.50                  2011


1 Based on a total of 1,338,124 options granted in the year ended December 31, 2007.





             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

The following table provides information relating to the exercise of stock options during the year ended December 31, 2007 by the Company's executive officers and the 2007 fiscal year-end value of unexercised options.

                 SHARES         VALUE     NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED
               ACQUIRED ON     REALIZED       UNEXERCISED OPTIONS/SARS               IN-THE-MONEY OPTIONS/SAR
NAME           EXERCISE (#)      ($)                   AT FY-END                           AT FY-END ($)

                                             EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
                                             -------------------------              -------------------------

Wesley F.
Whiting         0                0               40,000/0                            $2,000/0

(1) The average of the closing bid and asked price of the common stock on December 31, 2007 ($0.05) was used to calculate the option value.

Directors' Compensation
------------------------

The following table sets forth the compensation, if any, paid by the Company to those directors who served on the Company's Board of Directors during the year ended December 31, 2007.


                             Directors' Compensation

Name                Fees            Stock   Options  Non-Equity        Nonqualified       All Other   Total
                    Earned or       Awards  Awards   Incentive Plan    Deferred           Compen-      ($)
                    Paid-in         ($)     ($)      Compensation      Compensation       sation
                    Cash ($)                         ($)               ($)                ($)

Wesley Whiting         $0            $0      $0       $0                $0                  $0          $0





As of the date of filing this report, the Company does not have any employees. None of the directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. The Board of Directors of the Company has adopted a stock option plan. The plan allows grants up to a total of 2,000,000 stock options. At December 31, 2007, options exercisable for 1,338,124 shares were issued and outstanding and fully vested.

Long Term Compensation Plans and Stock Options.
-----------------------------------------------

The Company does not have a long term compensation plans, but the Board has adopted an Employee Consultant Stock Option Plan. The Board has authorized that 2,000,000 shares be reserved for the plan. During the year ended December 31, 2007, the Board did not grant any options under the plan. During the year ended December 31, 2006, the Board granted options exercisable for 1,338,124 shares to various consultants, officers and directors. All options granted under the plan were fully vested at the time of issuance.

Audit Committee
----------------
The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee.

Code of Ethics
--------------
The Company has not adopted a Code of Ethics for the Board and the salaried employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth, as of December 31, 2007, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

SHAREHOLDERS/BENEFICIAL                     NUMBER OF              OWNERSHIP
OWNERS                                       SHARES                PERCENTAGE(1)
 -------------------------------------------------------------------------------
Steve Parkinson                             2,010,000 (2)                15%
7609 Ralston Road
Arvada, CO 80002

Michael Schuett                             1,866,667 (3)                14%
7609 Ralston Road
Arvada, CO 80002

John Bradley and
Bradley Family Trust                          962,080 (4)               7.1%
7609 Ralston Road
Arvada, CO 80002

Rick Newton, CEO                              815,000 (5)(7)            6.0%
7609 Ralston Road
Arvada, CO 80002

Wesley F. Whiting, CEO & Director              60,000 (6)(7)            0.44%
10200 W. 44th Ave., Suite 210E
Wheat Ridge, CO 80033
                                              ---------                 -----
All directors and executive
officers as a group (1 person)                60,000 (7)                0.44%
                                              =========                =====

(1) Based upon 10,060,534 shares of common stock issued and outstanding and assuming the exercise of warrants exercisable for 620,000 shares, the exercise of options exercisable for 1,338,124 shares and the conversion of convertible promissory notes convertible for 1,490,303 shares. Fully diluted there would be 13,508,961 shares of common stock issued and outstanding.

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

Audit Fees. During the year ended December 31, 2007, the Company was billed by Jaspers + Hall for audit and review services $_________.

During the year ended December 31, 2006, the Company was billed by Jaspers + Hall for the following services $ 9,000.

There were no audit related fees in 2006.

There were no tax fees or other fees in 2006 or 2005 paid to Auditors or Auditors' affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2007 and 2006.

All audit work was performed by the auditors' full time employees.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS
                               For the Years Ended
                           December 31, 2007 and 2006




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

To the Board of Directors
Life USA, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Life USA, Inc. a development stage company, as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders' deficit for the years then ended and for the period July 23, 2004 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life USA, Inc. (a development stage company) at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period July 23, 2004 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

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



April 14, 2008
/s/Jaspers + Hall PC


         LIFE USA, INC. AND SUBSIDIARY
         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED BALANCE SHEET

                                                                                        December 31,         December 31,
                                                                                            2007                 2006
                                                                                      -----------------    -----------------
Assets
         Current Assets:
                 Cash                                                                          $ 2,226                $ 337
                 Prepaid expenses                                                                    -               18,875
                 Assets of discontinued operations (Note 3)                                      2,158               73,467
                                                                                      -----------------    -----------------
         Total Current Assets                                                                    4,384               92,679
                                                                                      -----------------    -----------------
Total Assets                                                                                   $ 4,384             $ 92,679
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 329,219            $ 186,265
                 Notes payable                                                                  25,433               25,433
                 Convertible notes payable                                                     630,000              630,000
                 Liabilities of discontinued operations (Note 3)                               131,835              152,455
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,116,487              994,153

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                     1,006                1,006
           authorized 10,060,534 shares issued and outstanding
           at December 31, 2007 and December 31, 2006, respectively
         Additional paid-in capital                                                            485,706              485,706
         Deficit accumulated during the development stage                                   (1,598,815)          (1,388,186)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,112,103)            (901,474)
                                                                                      -----------------    -----------------
Total liabilities and stockholders' deficit                                                    $ 4,384             $ 92,679
                                                                                      =================    =================

 The  accompanying  notes  are  an  integral part of  these  consolidated  financial statements.

                                      F-2



                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                For the Year Ended          July 23, 2004
                                                   December 31,             (Inception) to
                                               2007            2006        December 31, 2007
                                           -------------   -------------  -------------------
Revenue:
       Sales                                        $ -             $ -                  $ -
                                           -------------   -------------  -------------------
Operational expenses:
       Goodwill write off                             -               -               14,454
       General and administrative                52,189         304,189              179,352
       Impairment loss                                -               -              116,667
       Depreciation and amortization                  -               -                    -
                                           -------------   -------------  -------------------
             Total operational expenses          52,189         304,189              310,473
                                           -------------   -------------  -------------------
Loss from operations                            (52,189)       (304,189)            (310,473)
                                           -------------   -------------  -------------------
Other income (expense):
       Interest expense                        (107,750)        (89,778)            (227,888)
                                           -------------   -------------  -------------------
             Total other expense               (107,750)        (89,778)            (227,888)
                                           -------------   -------------  -------------------
Loss from continuing operations                (159,939)       (393,967)            (538,361)
                                           -------------   -------------  -------------------
Discontinued operations, loss from
   operations of subsidiary                     (50,690)       (365,660)          (1,060,454)
                                           -------------   -------------  -------------------
Net Loss                                     $ (210,629)     $ (759,627)        $ (1,598,815)
                                           =============   =============  ===================
Per share information
Net (loss) per common share
       Basic                                    $ (0.02)        $ (0.08)
       Fully diluted                              (0.02)          (0.08)
                                           -------------   -------------
Weighted average number of common
       stock outstanding                     10,060,534       9,774,178
                                           -------------   -------------
       * Less than $(0.01) per share.

The accompanying notes are integral part of these consolidated financial statements.

                                      F-3


                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                               December 31, 2007

                                                                                                    Deficit accum
                                                                                   Additional          During
                                              Common Stock                           paid-in          Development
                                             Number of shares       Amount           Capital             Stage           Totals
                                            ------------------    --------------   ------------    ----------------    -----------
Balance - July 23, 2004 (Inception)               -              $ -              $ -                 $ -                 $ -
                                            -------------------   --------------   -------------   ----------------    ----------
Balance - December 31, 2004                       -                -                -                   -                   -
                                            -------------------   --------------   -------------   ----------------    -----------
Recapitalization                                  786,534               79         (134,259)                  -         (134,180)
Stock issued for tradename                        250,000               25          124,975                   -          125,000
Stock issued for services                         275,000               27              248                   -              275
Warrants granted for services                     -                -                 64,107                   -           64,107
Stock issued for acquisition                    7,775,000              778            6,997                   -            7,775
Stock issued for cash                             454,000               45          113,455                   -          113,500
Forgiveness of debt                               -                -                 20,000                   -           20,000
Net loss                                          -                -                -               (628,560)           (628,560)
                                            -------------------   --------------   -------------   ----------------    -----------
Balance - December 31, 2005                     9,540,534              954          195,523         (628,560)           (432,083)
                                            -------------------   --------------   -------------   ----------------    -----------
Stock issued for services                         520,000               52          155,948                   -          156,000
Warrants granted for services                     -                -                134,235                   -          134,235
Net loss                                          -                -                -                (759,626)          (759,626)
                                            -------------------   --------------   -------------   ----------------    -----------
Balance - December 31, 2006                    10,060,534            1,006          485,706        (1,388,186)          (901,474)
                                            -------------------   --------------   -------------   ----------------    -----------
Net Loss                                          -                -                -                (210,629)          (210,629)
                                            -------------------   --------------   -------------   ----------------    ----------
Balance as of December 31, 2007                10,060,534          $ 1,006         $485,706      $ (1,598,815)      $ (1,112,103)
                                            ===================   ==============   =============   ================    ===========

The accompanying notes are integral part of these consolidated financial statements.

                                      F-4



                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 July 23, 2004
                                                                    For the Year Ended           (Inception) to
                                                                       December 31,               December 31,
                                                                  2007             2006             2007
                                                              --------------   --------------   --------------
Cash Flows from Operating Activities:
        Net Loss                                                 $ (210,629)      $ (759,627)    $ (1,598,815)

Adjustments to reconcile net loss to net cash used
in operating  activities from continuing operations:
        Loss from discontinued operations                            50,690          365,660        1,060,454
        Stock Warrants expensed for services                              -          134,235          198,342
        Stock issuance for services                                       -          156,000          156,275
        Amortization and depreciation                                     -                -                -
        Goodwill write-off                                                -                -           14,454
        Impairment loss add back                                          -                -          116,667
        Decrease (Increase) Accounts Receivable                           -                -                -
        Decrease (Increase) in Prepaid Expenses                      18,875          (18,875)          18,875
        Increase in Accounts Payable                                142,953           89,778          142,953
        Increase in Accrued Expenses                                      -                -                -
                                                              --------------   --------------   --------------
Net Cash Provided (Used) by Operating Activities
        from continuing operations                                    1,889          (32,829)         109,205
                                                              --------------   --------------   --------------
Net Cash Used in Investing Activities from
        continuing operations                                             -                -                -
                                                              --------------   --------------   --------------
Cash Flows from Financing Activities:
        Proceeds from notes payables                                      -          145,468          647,764
        Proceeds from stock issuance                                      -                -            7,775
                                                              --------------   --------------   --------------
Net Cash Provided (used) by Financing Activities
        from continuing operations                                        -          145,468          655,539
                                                              --------------   --------------   --------------
Net Cash used in discontinued operations                            (11,662)        (153,390)        (762,518)

Net Increase (Decrease) in Cash                                       1,889          112,639          764,744

Cash and Cash Equivalents - Beginning of Period                      11,999           52,750                -
                                                              --------------   --------------   --------------
Cash and Cash Equivalents - End of Period                           $ 2,226         $ 11,999          $ 2,226
                                                              ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                  $ -            2,086            2,205
                                                              ==============   ==============   ==============
        Cash paid for income taxes                                      $ -                -                -
                                                              ==============   ==============   ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
        Stock warrants granted for services                             $ -          134,235        2,195,438
                                                              ==============   ==============   ==============
        Stock issued for services                                       $ -          156,000          156,275
                                                              ==============   ==============   ==============
        Acquisition of tradename for 250,000 shares common              $ -                -          125,000
                                                              ==============   ==============   ==============
        Note payable assumed in reverse takeover                        $ -                -           15,080
                                                              ==============   ==============   ==============

 The accompanying notes are integral part of these consolidated financial statements.

                                      F-5


                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Year Ended December 31, 2007

NOTE 1.  Business, Basis of Presentation and Significant Accounting Policies:

Business:

Life USA, Inc. (the "Company") was incorporated in Colorado in January, 1997. The Company was originally named Lifeline USA, Inc. On January 16, 2007, the Company changed its name to Life USA, Inc. by filing an amendment to its Article of Incorporation. To resolve an administrative dissolution by the Secretary of State, the Company was reincorporated in 2002. The Company shareholders approved the reincorporation of Life USA, Inc. in 2001, and then the directors acting as trustees entered into a merger of the old Life USA, Inc. with the reincorporated Life USA, Inc. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America.

On September 13, 2005, Life USA, Inc. and Neuro Nutrition, Inc. ("Neuro") signed an agreement whereby, Life USA purchased all of the issued and outstanding shares of Neuro Nutrition, Inc. for 8,300,000 shares of its common stock. Neuro then became a 100% wholly owned subsidiary of Life USA, Inc.

The Company accounted for the acquisition as a reverse acquisition under the purchase method of accounting, since the Neuro shareholders obtained control of the consolidated entity. The historical statements presented are those of Neuro.

Neuro Nutrition was incorporated on July 23, 2004 in the State of Colorado, and has been in the development stage since. In January 2007, the Company ceased the operations of Neuro (See Note 3).

Basis of Presentation:

The Company has not earned any significant revenues from its limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth is Statement of Financial Accounting Standard No. 7 ("SFAS No. 7"). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Reclassifications:

Certain amounts reported in the year ended December 31, 2006 financial statements have been reclassified to conform to the year ended December 31, 2007 presentation.

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of December 31, 2007, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets and the collectability of accounts receivable.

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

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Year Ended December 31, 2007

Net Loss per Share

Net loss per share is calculated in accordance with the SFAS No. 128, "Earnings per Share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB No. 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as, if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Recent Accounting Pronouncements:

In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that FIN No. 48 should not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe that SFAS No. 158 should not have a material impact on our financial position or results of operations.

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Year Ended December 31, 2007

In  September  2006,  the  SEC  issued  Staff   Accounting   Bulletin  No.  108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SFAS No. 158 has not had a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the de-recognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. We believe that FIN 48 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Year Ended December 31, 2007

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $210,629 for the year ended December 31, 2007, and an accumulated deficit of $1,598,815 as of December 31, 2007. At December 31, 2007, the Company had a working capital deficit of $1,112,103 and total current liabilities exceed total current assets by $1,112,103.

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

NOTE 3.  Discontinued Operations:

In January 2007, management of the Company ceased the operations of its wholly-owned subsidiary, Neuro. As part of the cessation of Neuro, the Company liquidated the inventory held by Neuro.

At December 31, 2007, Neuro's remaining asset is cash of $2,158, and its liabilities consist of accounts payable of $125,636 and a note payable of $6,199. (excluding intercompany payables of approximately $750,106).

Neuro's revenues for the year ended December 31, 2007 and 2006 reported in discontinued operations were $4,135 and $751,624, respectively. Neuro recorded a net loss for the year ended December 31, 2007 and 2006 of $50,690 and $365,660, respectively.

NOTE 4.  Notes Payable:

The Company's outstanding notes payable on December 31, 2007 consisted of:

            $ 15,080 Note Payable issued to an investor. Due upon demand. Interest rate is 8%

              10,353       Note payable, issued to vendor.  Due upon demand
             --------
           $  25,443       Total notes payable outstanding on December 31, 2007.
             ========

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Year Ended December 31, 2007

NOTE 5.  Convertible Notes Payable:

Convertible notes payable as of December 31, 2007, consisted of the following:

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

As of December 31, 2007, all of the convertible notes described above are in default.

NOTE 6.  Stockholders' Deficit:

Common Stock:

During the year ended December 31, 2007, the Company did not issue any shares of its common stock.

In July 2006, the Company issued 520,000 shares of its restricted stock to certain consultants, advisors and Board of Director members for their services. On the date of the issuance and on the last day of the quarter, the Company's stock traded at $0.30 per share. The 520,000 shares were fully expensed at a total cost of $156,000.

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Year Ended December 31, 2007

Warrants:

During the year ended December 31, 2006, the Company issued convertible notes payable in the amount of $630,000 to which warrants exercisable for 1,908,790 shares of the Company's common stock were attached. The attached warrants, if any, give the note holder the right to purchase additional shares of common stock at a specified strike price. Depending on the terms of the convertible notes, the note holder is granted for each converted share one or two warrants to purchase one or two additional shares of common stock at purchase prices ranging from $0.625 to $0.75 per share for a period of up to three years from the date of the issuance of the respective convertible note payable.

During the year ended December 31, 2007, warrants exercisable for 1,288,788 shares of common stock expired.

As of December 31, 2007, no warrants had been exercised.

A summary of warrant activity for 2007 is as follows:


                                                     Weighted                       Weighted
                                       Number        Average                        Average
                                       Of            Exercise     Warrants          Exercise
                                       Warrants      Price        Exercisable       Price
         ------------------------ -------------- -----------     -------------- -----------
         Outstanding
         December 31, 2006         1,908,788     $  2.02          1,908,788     $    2.02
             Granted                       0           0                  0             0
             Expired              (1,288,788)      0.625         (1,288,788)        0.625
             Exercised                     0           0                  0             0
         ------------------------ -------------- -----------     -------------- -----------
         Outstanding
         December 31, 2007           620,000      $ 0.75            620,000     $    0.75
         ------------------------ -------------- -----------     -------------- -----------


At December 31, 2007 the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                            Warrants Outstanding                     Warrants Exercisable
                 -------------------------------------------     ------------------------
                                                   Weighted
                                   Weighted         Average                      Weighted
Range of              Number        Average       Remaining           Number      Average
Warrant                   of       Exercise     Contractual               of     Exercise
Exercise Price      Warrants          Price            Life         Warrants        Price
--------------   -----------  -------------  --------------      -----------  -----------
  $0.75             620,000      $    0.75            0.12          620,000     $ 0.75
==============   ===========  =============  ==============      ===========  ============

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

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Year Ended December 31, 2007

The options were granted to various contractors and to current and former directors and officers of the Company.

The granted stock options have been valued, using a Black-Scholes model, and were fully expensed. During the year ended December 31, 2006, the Company incurred an expense of $96,847 in connection with the granting of the options.

During the year ended December 31, 2007, no options were issued, exercised or cancelled.

A summary of the Option Plans at December 31, 2007 is as follows:

                                                                WEIGHTED AVERAGE
                                         SHARES                 EXERCISE PRICE
                                         ------                 --------------

      Outstanding, Beginning of Year       1,338,124            $     0.50
      Granted                                      -                     -
      Cancelled                                    -                     -
      Expired                                      -                     -
      Exercised                                    -                     -
                                           ---------            ----------
      Outstanding, End of Year             1,338,124            $     0.50
                                           =========            ==========

      Options Exercisable, End of Year     1,338,124            $     0.50
                                           =========            ==========

The following table summarizes information about stock options outstanding as of December 31, 2007:

                                   OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE

                                      WEIGHTED-AVERAGE
RANGE OF                                  REMAINING                                                   WEIGHTED
EXERCISE             NUMBER OF           CONTRACTUAL       WEIGHTED-AVERAGE        NUMBER OF          AVERAGE
PRICES                OPTIONS           LIFE (YEARS)        EXERCISE PRICE          OPTIONS         EXERCISE PRICE
-------               -------           ------------        --------------          -------         --------------

$0.50                   1,338,124                    4                $1.00           1,338,124        $0.50
                        ---------                    -                -----           ---------        -----
                        1,338,124                    4                $1.00           1,338,124        $0.50
                        =========                    =                =====           =========        =====


NOTE 7.  FEDERAL INCOME TAXES:

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

The Company has deferred income tax assets, which have been fully reserved as follows:

         Deferred tax assets
            Net operating loss carry forwards                  $1,695,662
            Valuation allowance for deferred tax assets        (1,695,662)
                                                               ----------
         Net deferred tax assets                               $        -
                                                               ==========

At December 31, 2007, the Company had net operating loss carry forwards of $1,695,662 for federal income tax purposes. These carry forwards, if not utilized to offset taxable income will expire at the end of the December 31, 2027.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIFE USA, INC.


                                               Date: April 14, 2008

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


Date: April 14, 2008

/s/Wesley F. Whiting
- ------------------
Wesley F. Whiting, Director