Form 10QSB
period 2008-03-31
LIFE USA INC
filed 2008-05-15
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 000-50294
                       ---------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                      Accelerated filer____

Non-accelerated filer ____ (Do not check if a smaller reporting company)

Smaller reporting company __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No _X_

As of May 14, 2008, there were 10,060,534 shares of the registrant's sole class of common shares outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

                Consolidated Balance Sheets - March 31, 2008 and
                           December 31, 2007                                               F-1

         Consolidated Statements of Operations  -
                  Three months ended March 31, 2008 and 2007 and
                  From July 23, 2004 (Inception) to March 31, 2008                         F-2

         Consolidated Statements of Changes in Shareholders' Deficit -
                   From July 23, 2004 (Inception) to March 31, 2008                        F-3

         Consolidated  Statements  of Cash Flows - Three  months ended March 31,
                  2008 and 2007 and
                  From July 23, 2004 (Inception) to March 31, 2008                         F-4

         Notes to the Consolidated Financial Statements                                    F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4.  Controls and Procedures                                                            3

Item 4T. Controls and Procedures                                                            3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6


                                 Life USA, Inc.

                              Financial Statements
                     Three-Month Period Ended March 31, 2008
                                   (Unaudited)


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                                         March 31,           December 31,
                                                                                            2008                 2007
                                                                                      -----------------    -----------------
                                                                                        (Unaudited)           (Audited)

Assets
         Current Assets:
                 Cash                                                                            $ 725              $ 2,226
                 Assets of discontinued operations (Note 3)                                      2,158                2,158
                                                                                      -----------------    -----------------
         Total Current Assets                                                                    2,883                4,384
                                                                                      -----------------    -----------------
Total Assets                                                                                   $ 2,883              $ 4,384
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 358,851            $ 329,219
                 Notes payable                                                                  25,433               25,433
                 Convertible notes payable                                                     630,000              630,000
                 Liabilities of discontinued operations (Note 3)                               131,835              131,835
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,146,119            1,116,487

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                     1,006                1,006
           authorized 10,060,534 shares issued and outstanding
           at March 31, 2008 and December 31, 2007, respectively
         Additional paid-in capital                                                            485,706              485,706
         Deficit accumulated during the development stage                                   (1,629,948)          (1,598,815)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,143,236)          (1,112,103)
                                                                                      -----------------    -----------------
Total liabilities and stockholders' deficit                                                    $ 2,883              $ 4,384
                                                                                      =================    =================

See the accompanying notes to these consolidated financial statements.

                                      F-1



                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                             For the Three Months Ended     July 23, 2004
                                                     March 31,              Inception) to
                                               2008            2007         March 31, 2008
                                           -------------   -------------  -------------------
       Sales                                  $       -       $       -         $         -
                                           -------------   -------------  -------------------
Operational expenses:
       Goodwill write off                             -               -               14,454
       General and administrative                 4,269           5,032              183,621
       Impairment loss                                -               -              116,667
       Depreciation and amortization                  -               -                    -
                                           -------------   -------------  -------------------
             Total operational expenses           4,269           5,032              314,742
                                           -------------   -------------  -------------------
Loss from operations                             (4,269)         (5,032)            (314,742)
                                           -------------   -------------  -------------------
Other income (expense):
       Interest expense                         (26,864)        (26,568)            (254,752)
                                           -------------   -------------  -------------------
             Total other expense                (26,864)        (26,568)            (254,752)
                                           -------------   -------------  -------------------

Discontinued operations, loss from
   operations of subsidiary                           -         (47,471)          (1,060,454)
                                           -------------   -------------  -------------------
Net Loss                                      $ (31,133)      $ (79,071)        $ (1,629,948)
                                           =============   =============  ===================
Per share information
Net (loss) per common share
       Basic                                  $   *           $  *
       Fully diluted                              *              *
                                           -------------   -------------

Weighted average number of common
       stock outstanding                     10,060,534      10,060,534
                                           -------------   -------------
       * Less than $(0.01) per share.

See the accompanying notes to these consolidated financial statements.

                                      F-2



                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 March 31, 2008
                                   (Unaudited)

                                                                                                 Deficit accum
                                                                                Additional          During
                                          Common Stock                           paid-in          Development
                                         Number of shares         Amount         Capital             Stage              Totals
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - July 23, 2004 (Inception)                     -              $ -              $ -                 $ -                 $ -
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2004                             -                -                -                   -                   -
                                       -------------------   --------------    -------------    ----------------    ----------------
Recapitalization                                  786,534               79         (134,259)                  -            (134,180)
Stock issued for tradename                        250,000               25          124,975                   -             125,000
Stock issued for services                         275,000               27              248                   -                 275
Warrants granted for services                           -                -           64,107                   -              64,107
Stock issued for acquisition                    7,775,000              778            6,997                   -               7,775
Stock issued for cash                             454,000               45          113,455                   -             113,500
Forgiveness of debt                                     -                -           20,000                   -              20,000
Net loss                                                -                -                -            (628,560)           (628,560)
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2005                     9,540,534              954          195,523            (628,560)           (432,083)
                                       -------------------   --------------    -------------    ----------------    ----------------
Stock issued for services                         520,000               52          155,948                                 156,000
Warrants granted for services                           -                -          134,235                                 134,235
Net loss                                                -                -                -            (759,626)           (759,626)
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2006                    10,060,534            1,006          485,706          (1,388,186)           (901,474)
                                       -------------------   --------------    -------------    ----------------    ----------------
Net loss                                                -                -                -            (210,629)           (210,629)
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2007                    10,060,534            1,006          485,706          (1,598,815)         (1,112,103)
                                       -------------------   --------------    -------------    ----------------    ----------------
Net loss                                                -                -                -             (31,133)            (31,133)
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance as of March 31, 2008                   10,060,534          $ 1,006         $485,706        $ (1,629,948)       $ (1,143,236)
                                       ===================   ==============    =============    ================    ================

See the accompanying notes to these consolidated financial statements.



                          LIFE USA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   July 23, 2004
                                                                   For the Three Months Ended        (Inception) to
                                                                           March 31,                   March 31,
                                                                      2008             2007              2008
                                                                 ---------------   --------------    --------------
Cash Flows from Operating Activities:
        Net Loss                                                      $ (31,133)       $ (79,071)     $ (1,629,948)

Adjustments to reconcile net loss to net cash used
        in operating  activities from continuing operations:
        Loss from discontinued operations                                     -           47,471         1,060,454
        Stock Warrants expensed for services                                  -                -           198,342
        Stock issuance for services                                           -                -           156,275
        Amortization and depreciation                                         -                -                 -
        Goodwill write-off                                                    -                -            14,454
        Changes in operating assets and liabilities:
        Impairment loss add back                                              -                -           116,667
        Decrease (Increase) in Prepaid Expenses                               -            3,146            18,875
        Increase in Accounts Payable                                     29,632           28,454           172,585
                                                                 ---------------   --------------    --------------
Net Cash Provided (Used) by Operating Activities
        from continuing operations                                       (1,501)               -           107,704
                                                                 ---------------   --------------    --------------
Cash Flows from Financing Activities:
        Proceeds from notes payables                                          -                -           647,764
        Proceeds from stock issuance                                          -                -             7,775
                                                                 ---------------   --------------    --------------
Net Cash Provided (used) by Financing Activities
        from continuing operations                                            -                -           655,539
                                                                 ---------------   --------------    --------------
Net Cash used in discontinued operations                                      -          (11,662)         (762,518)

Net (Decrease) Increase in Cash                                          (1,501)               -           763,243

Cash and Cash Equivalents - Beginning of Period                           2,226           11,999                 -
                                                                 ---------------   --------------    --------------
Cash and Cash Equivalents - End of Period                                 $ 725            $ 337             $ 725
                                                                 ===============   ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                      $ -                -             2,205
                                                                 ===============   ==============    ==============
        Cash paid for income taxes                                          $ -                -                 -
                                                                 ===============   ==============    ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
        Stock warrants granted for services                                 $ -                -         2,195,438
                                                                 ===============   ==============    ==============
        Stock issued for services                                           $ -                -           156,275
                                                                 ===============   ==============    ==============
        Acquisition of tradename for 250,000 shares common                  $ -                -           125,000
                                                                 ===============   ==============    ==============
        Note payable assumed in reverse takeover                            $ -                -            15,080
                                                                 ===============   ==============    ==============

See the accompanying notes to these consolidated financial statements.



                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 2008

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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. It is management's opinion that when the interim financial statements are read in conjunction with the December 31, 2007 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the Three Months Ended December 31, 2007

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of March 31, 2008, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 2008

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Recent Accounting Pronouncements:

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

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 2008

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $31,133 for the three ended March 31, 2008, and an accumulated deficit of $1,629,948 as of March 31, 2008. At March 31, 2008, the Company had a working capital deficit of $1,143,236 and total current liabilities exceed total current assets by $1,143,236.

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

At March 31, 2008, Neuro's remaining asset is cash of $2,158, and its liabilities consist of accounts payable of $125,636 and a note payable of $6,199. (excluding intercompany payables of approximately $750,106).

Neuro's revenues for the three months ended March 31, 2008 and 2007 reported in discontinued operations were $0 and $12,716, respectively. Neuro recorded a net loss for the three months ended March 31, 2008 and 2007 of $0 and $47,471, respectively.

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 2008

NOTE 4.  Notes Payable:

         The Company's outstanding notes payable on March 31, 2008 consisted of:

            $ 15,080        Note Payable issued to an investor. Due upon demand.
                            Interest rate is 8%

              10,353        Note payable, issued to vendor.  Due upon demand
             --------
           $  25,443        Total notes payable outstanding on March 31, 2008.
             ========

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

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 2008

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

As of March 31, 2008, all of the convertible notes described above are in default.

                          LIFE USA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 2008

NOTE 6.  Capital Stock Transactions

Common Stock:

During the three months ended March 31, 2008 and 2007, the Company did not issue any shares of its common stock.

Warrants:

During the three months ended March 31, 2008, warrants exercisable for 120,000 shares of common stock expired.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

Life USA, Inc. ("the Company" or "we") has operated as a nutraceutical marketing and distribution company with a strategic focus of acquiring intellectual property and processes. The Company intended to market and distribute nutritional products and services in a way that appeals to its target market.

In January 2007, the Company ceased the operations of its wholly owned subsidiary, Neuro Nutrition, Inc. ("Neuro"). The Company has been unable to continue Nuero's operations due to financial constraints. At this time, the current management of the Company is in the process of developing a new business plan.

The Company at this time is focusing its efforts on securing financing to pay outstanding debts and supporting future business activities and the development of its business plan. The Company does not have sufficient revenue and income to operate in a break-even mode. The Company plans to seek a business acquisition or combination. The Company will need to fund the deficits in operating capital through debt or private placements of its common stock, which is its sole source of liquidity.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

During the three months ended March 31, 2008 and 2007, we did not recognize any revenues from our business activities.

During the three months ended March 31, 2008, we incurred operational expenses of $4,269 compared to $5,032 during the three months ended March 31, 2007. The decrease of $763 is a result of the minimization of our operations over the prior period.

During the three months ended March 31, 2008 and 2007, we recognized interest expense of $26,864 and $26,568 in connection with our convertible notes.

During the three months ended March 31, 2008, we recognized a net loss of $31,133 compared to a net loss of $79,071 during the three months ended March 31, 2007. The decrease of $47,938 is a result of the $$47,471 decrease in the losses from discontinued operations.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities during the three months ended March 31, 2008 was $1,501, compared to net cash used in operating activities during the three months ended March 31, 2007 of $0. During the three months ended March 31, 2008, net losses of $31,133 were not adjusted for any non-cash items. During the three months ended March 31, 2008, net losses of $79,071 were adjusted by $47,471 loss from discontinued operations.

During the three months ended March 31, 2008 and 2007, we did not use or receive funds from investing activities. During the three months ended March 31, 2008 and 2007, we did not use or receive any funds from financing activities.

At March 31, 2008, we had total current assets of $2,883, consisting of cash on hand of $725, and $2,158 in assets of discontinued operations. At March 31, 2008, we had total current liabilities of $1,146,119, consisting of accounts payable of $358,851, notes payable of $25,433, convertible notes payable of $630,000 and $131,835 in liabilities of discontinued operations. At March 31, 2008, there is a working capital deficit of $1,143,236.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 2.  CHANGES IN SECURITIES

                NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                NONE.

ITEM 5.  OTHER INFORMATION

                NONE.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

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





                                 LIFE USA, INC.
                                  (Registrant)



Dated:   May 14, 2008            By: /s/ Wesley F. Whiting
                                     ---------------------
                                         Wesley F. Whiting, President,
                                         Chief Executive Officer & Principal
                                         Accounting Officer