Form 10-Q
period 2008-06-30
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2008-08-19
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number : 000-50294

                        LEGACY TECHNOLOGY HOLDINGS, INC.
            _______________________________________________________
             (Exact name of registrant as specified in its charter)



             Colorado                                     84-1426725
             --------                                     ----------
      (State of Incorporation)                       (IRS Employer ID Number)

                 172 Stanwell Street, Colorado Springs, CO 80906
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  719-579-5882
                           --------------------------
                         (Registrant's Telephone number)

                                 Life USA, Inc.
                                 --------------
                       7609 Ralston Road, Arvada, CO 80002

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 15, 2008, there were 10,007,003 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Consolidated Balance Sheets - June 30, 2008 and
                           December 31, 2007                                                     F-1

         Consolidated Statements of Operations  -
                  Three and Six months ended June 30, 2008 and 2007 and
                  From July 23, 2004 (Inception) to June 30, 2008                                F-2

         Consolidated Statements of Changes in Shareholders' Deficit -
                   From July 23, 2004 (Inception) to June 30, 2008                               F-3

         Consolidated  Statements of Cash Flows - Six months ended June 30, 2008 and 2007 and
                  From July 23, 2004 (Inception) to June 30, 2008                                F-4

         Notes to the Consolidated Financial Statements                                          F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                    4

Item 4T.  Controls and Procedures                                                                  4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                         5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                          5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                      5

Item 5.  Other Information - Not Applicable                                                        5

Item 6.  Exhibits                                                                                  6

SIGNATURES


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                                          June 30,           December 31,
                                                                                            2008                 2007
                                                                                      -----------------    -----------------
                                                                                        (Unaudited)           (Audited)

Assets
         Current Assets:
                 Cash                                                                       $      725           $    2,226
                 Assets of discontinued operations (Note 3)                                      2,158                2,158
                                                                                      -----------------    -----------------
         Total Current Assets                                                                    2,883                4,384
                                                                                      -----------------    -----------------
Total Assets                                                                                $    2,883           $    4,384
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                           $  392,714           $  329,219
                 Notes payable                                                                  25,433               25,433
                 Convertible notes payable                                                     630,000              630,000
                 Liabilities of discontinued operations (Note 3)                               131,835              131,835
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,179,982            1,116,487

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       101                  101
           authorized 1,007,003 shares issued and outstanding
           at June 30, 2008 and December 31, 2007, respectively
         Additional paid-in capital                                                            486,611              486,611
         Deficit accumulated during the development stage                                   (1,663,811)          (1,598,815)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,177,099)          (1,112,103)
                                                                                      -----------------    -----------------
Total liabilities and stockholders' deficit                                                 $    2,883           $    4,384
                                                                                      =================    =================

See the accompanying notes to these consolidated financial statements.

                                      F-1



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                             For the Three Months Ended     For the Six Months Ended     July 23, 2004
                                                    June 30,                       June 30,             (Inception) to
                                               2008            2007           2008          2007         June 30, 2008
                                           -------------   -------------  ---------------------------  ------------------
Revenue:
       Sales                                  $       -       $       -       $       -   $        -        $          -
                                           -------------   -------------  ---------------------------  ------------------
Operational expenses:
       Goodwill write off                             -               -               -            -              14,454
       General and administrative                 6,999          28,759          11,269       33,791             190,620
       Impairment loss                                -               -                            -             116,667
       Depreciation and amortization                  -               -               -            -                   -
                                           -------------   -------------  ---------------------------  ------------------
             Total operational expenses           6,999          28,759          11,269       33,791             321,741
                                           -------------   -------------  ---------------------------  ------------------
Loss from operations                             (6,999)        (28,759)        (11,269)     (33,791)           (321,741)
                                           -------------   -------------  ---------------------------  ------------------
Other income (expense):
       Interest expense                         (26,864)        (26,864)        (53,727)     (53,432)           (281,616)
                                           -------------   -------------  ---------------------------  ------------------
             Total other expense                (26,864)        (26,864)        (53,727)     (53,432)           (281,616)
                                           -------------   -------------  ---------------------------  ------------------

Discontinued operations, loss from
   operations of subsidiary                           -               -               -      (47,471)         (1,060,454)
                                           -------------   -------------  ---------------------------  ------------------
Net Loss                                      $ (33,863)      $ (55,623)      $ (64,996)  $ (134,694)       $ (1,663,811)
                                           =============   =============  ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                  $      *        $       *       $      *    $    (0.01)
       Fully diluted                                 *                *              *         (0.01)
                                           -------------   -------------  ---------------------------

Weighted average number of common
       stock outstanding                      1,007,003       1,007,003       1,007,003    1,007,003
                                           -------------   -------------  ---------------------------
       * Less than $(0.01) per share.

See the accompanying notes to these consolidated financial statements.

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 June 30, 2008
                                   (Unaudited)

                                                                                                  Deficit accum-
                                                                                                      mulated
                                                                                 Additional          During
                                           Common Stock                           paid-in          Development
                                         Number of shares       Amount           Capital             Stage              Totals
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - July 23, 2004 (Inception)                     -            $   -         $      -        $          -        $          -
                                        ------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2004                             -                -                -                   -                   -
                                       -------------------   --------------    -------------    ----------------    ----------------
Recapitalization                                   78,654                8         (134,188)                  -            (134,180)
Stock issued for tradename                         25,000                3          124,997                   -             125,000
Stock issued for services                          27,500                3              272                   -                 275
Warrants granted for services                           -                -           64,107                   -              64,107
Stock issued for acquisition                      777,500               78            7,697                   -               7,775
Stock issued for cash                              45,400                5          113,495                   -             113,500
Forgiveness of debt                                     -                -           20,000                   -              20,000
Net loss                                                -                -                -            (628,560)           (628,560)
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2005                       954,054               95          196,380            (628,560)           (432,085)
                                       -------------------   --------------    -------------    ----------------    ----------------
Stock issued for services                          52,000                5          155,995                                 156,000
Warrants granted for services                           -                -          134,235                                 134,235
Net loss                                                -                -                -            (759,626)           (759,626)
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2006                     1,006,054              101          486,610          (1,388,186)           (901,475)
                                       -------------------   --------------    -------------    ----------------    ----------------
Net loss                                                -                -                -            (210,629)           (210,629)
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance - December 31, 2007                     1,006,054              101          486,610          (1,598,815)         (1,112,104)
                                       -------------------   --------------    -------------    ----------------    ----------------
Additional Shares issued for reverse
 split                                                949                -                1                   -                   1
Net loss                                                -                -                -             (64,996)            (64,996)
                                       -------------------   --------------    -------------    ----------------    ----------------
Balance as of  June 30, 2008                    1,007,003            $ 101         $486,611        $ (1,663,811)       $ (1,177,099)
                                       ===================   ==============    =============    ================    ================


See the accompanying notes to these consolidated financial statements.

                                      F-3



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                      July 23, 2004
                                                                   For the Six Months Ended           (Inception) to
                                                                   June 30,                           June 30,
                                                                     2008             2007              2008
                                                                ---------------   --------------    --------------
Cash Flows from Operating Activities:
        Net Loss                                                     $ (64,996)      $ (134,694)     $ (1,663,811)

Adjustments to reconcile net loss to net cash used
        in operating  activities from
        continuing operations:
        Loss from discontinued operations                                    -           47,471         1,060,454
        Stock Warrants expensed for services                                 -                -           198,342
        Stock issuance for services                                          -                -           156,275
        Amortization and depreciation                                        -                -                 -
        Goodwill write-off                                                   -                -            14,454
        Changes in operating assets and liabilities:
        Impairment loss add back                                             -                -           116,667
        Decrease (Increase) in Prepaid Expenses                              -            3,146            18,875
        Increase in Accounts Payable                                    63,495           84,077           206,448
                                                                ---------------   --------------    --------------
Net Cash Provided (Used) by Operating Activities
        from continuing operations                                      (1,501)               -           107,704
                                                                ---------------   --------------    --------------
Cash Flows from Financing Activities:
        Proceeds from notes payables                                         -                -           647,764
        Proceeds from stock issuance                                         -                -             7,775
                                                                ---------------   --------------    --------------
Net Cash Provided (used) by Financing Activities
        from continuing operations                                           -                -           655,539
                                                                ---------------   --------------    --------------
Net Cash used in discontinued operations                                     -          (11,662)         (762,518)

Net (Decrease) Increase in Cash                                         (1,501)               -               725

Cash and Cash Equivalents - Beginning of Period                          2,226           11,999                 -
                                                                ---------------   --------------    --------------
Cash and Cash Equivalents - End of Period                                $ 725       $      337      $        725
                                                                ===============   ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                               $       -                -             2,205
                                                                ===============   ==============    ==============
        Cash paid for income taxes                                   $       -                -                 -
                                                                ===============   ==============    ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
        Stock warrants granted for services                          $       -                -         2,195,438
                                                                ===============   ==============    ==============
        Stock issued for services                                    $       -                -           156,275
                                                                ===============   ==============    ==============
        Acquisition of tradename for 250,000 shares common           $       -                -           125,000
                                                                ===============   ==============    ==============
        Note payable assumed in reverse takeover                     $       -                -            15,080
                                                                ===============   ==============    ==============


See the accompanying notes to these consolidated financial statements.

                                      F-4


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2008

NOTE 1.  Business, Basis of Presentation and Significant Accounting Policies:

Business:

Legacy Technology Holdings, Inc. (the "Company") was incorporated in Colorado in January, 1997. The Company was originally named Life USA, Inc. On May 20, 2008, the Company changed its name to Legacy Technology Holdings, Inc. by filing an amendment to its Article of Incorporation. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America. As a result of the name change, the Company's trading symbol on the Over-the-Counter Bulletin Board was changed to "LTHO".

In September 2005, the Company and Neuro Nutrition, Inc. ("Neuro") signed an agreement whereby, the Company purchased all of the issued and outstanding shares of Neuro Nutrition, Inc. for 830,000 shares of its common stock. Neuro then became a 100% wholly owned subsidiary of the Company. The Company accounted for the acquisition as a reverse acquisition under the purchase method of accounting, since the Neuro shareholders obtained control of the consolidated entity. The historical statements presented are those of Neuro.

Neuro Nutrition was incorporated on July 23, 2004 in the State of Colorado, and has been in the development stage since. In January 2007, the Company ceased the operations of Neuro (See Note 3).

On May 20, 2008, in addition to the changing the name of the Company, the Company instituted a reverse split of its issued and outstanding common stock on a 1 for 10 basis. After the reverse split, the Company had 1,007,003 shares of its common stock issued and outstanding. All references to shares in the three and the six months ended June 30, 2008 and in prior periods have been adjusted to reflect the post-reverse split amounts.

On August 1, 2008, the Company completed and executed an Agreement and Plan of Merger with LTH Acquisition Corporation and World Peace Technologies, Inc. with World Peace Technologies, Inc. being the surviving entity (See Note 7).

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

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2008

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of June 30, 2008, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Fair Value of Financial Instruments

The carrying amount of accounts payable, accrued expenses and convertible promissory notes are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2008

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

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2008

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $64,996 for the six months ended June 30, 2008 ($33,863 for the three months ended June 30, 2008), and an accumulated deficit of $1,663,811 as of June 30, 2008. At June 30, 2008, the Company had a working capital deficit of $1,177,099 and total current liabilities exceed total current assets by $1,177,099.

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

At June 30, 2008, Neuro's remaining asset is cash of $2,158, and its liabilities consist of accounts payable of $125,636 and a note payable of $6,199 (excluding intercompany payables of approximately $750,106).

Neuro's revenues for the six months ended June 30, 2008 and 2007 reported in discontinued operations were $0 and $12,716, respectively ($0 for the three months ended June 30, 2008 and 2007). Neuro recorded a net loss for the six months ended June 30, 2008 and 2007 of $0 and $47,471, respectively ($0 for the three months ended June 30, 208 and 2007).

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2008

NOTE 4.  Notes Payable:

         The Company's outstanding notes payable on June 30, 2008 consisted of:

           $ 15,080         Note Payable issued to an investor. Due upon demand.
                                    Interest rate is 8%

             10,353         Note payable, issued to vendor.  Due upon demand
            --------
           $ 25,443         Total notes payable outstanding on June 30, 2008.
            ========

NOTE 5.  Convertible Notes Payable:

Convertible notes payable as of June 30, 2008, consisted of the following:

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

                 LEGACY TECHOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2008

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

As of June 30, 2008, all of the convertible notes described above are in default.

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2008

NOTE 6.  Capital Stock Transactions

Common Stock:

During the six months ended June 30, 2008 and 2007, the Company did not issue any shares of its common stock.

On May 20, 2008, the Company instituted a reverse split of its issued and outstanding common stock on a 1 for 10 basis. After the reverse split, the Company had 1,007,003 shares of its common stock issued and outstanding. All references to shares in the three and the six months ended June 30, 2008 and in prior periods have been adjusted to reflect the post-reverse split amounts.

Warrants:

During the six months ended June 30, 2008, warrants exercisable for 620,000 shares of common stock expired.


NOTE 7.  Subsequent Event:

On June 17, 2008, the Company entered into an Agreement and Plan of Merger by and between the Company, LTH Acquisition Corporation ("LTH Acquisition"), a wholly-owned subsidiary of the Company, and World Peace Technologies, Inc. ("World Peace"). As part of the merger, World Peace Technologies, Inc., a Colorado corporation, will be merged with LTH Acquisition and World Peace will be the surviving entity of the merger. The Agreement was slightly modified on July 28, 2008, to correct minor technical issues and on August 1, 2008, the Agreement and Plan of Merger was executed and completed.

The Agreement was slightly modified on July 28, 2008, to correct minor technical issues and the Agreement and Plan of Merger has been executed and completed.

World Peace Technologies, Inc. ("World Peace") was incorporated on May 8, 2008, in the state of Colorado. World Peace is a technology development business that specializes in the development of technologies and products with possible applications to the military.

As part of the amended Agreement and Plan of Merger, the Company has authorized the issuance of 9,000,000 shares of its restricted common stock to the shareholders of World Peace, in exchange for all of the issued and outstanding shares of World Peace (9,000,000 shares). World Peace will be operated as a wholly owned subsidiary.

As a result of the merger, the Company will have approximately 10,007,003 shares of common stock issued and outstanding.

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

PLAN OF OPERATIONS

Legacy Technology Holdings, Inc. ("the Company" or "we") previously operated as a nutraceutical marketing and distribution company with a strategic focus of acquiring intellectual property and processes. The Company intended to market and distributes nutritional products and services in a way that appeals to its target market. In January 2007, the Company ceased the operations of its wholly owned subsidiary, Neuro Nutrition, Inc. ("Neuro"). The Company has been unable to continue Nuero's operations due to financial constraints.

On May 20, 2008, the Company changed its name to Legacy Technology Holdings, Inc. by filing an amendment to its Article of Incorporation. As a result of the name change, the Company's trading symbol on the Over-the-Counter Bulletin Board was changed to "LTHO".

On May 20, 2008, in the Company instituted a reverse split of its issued and outstanding common stock on a 1 for 10 basis. After the reverse split, the Company had 1,007,003 shares of its common stock issued and outstanding. All references to shares in the three and the six months ended June 30, 2008 and in prior periods have been adjusted to reflect the post-reverse split amounts.

On June 17, 2008, the Company entered into an Agreement and Plan of Merger by and between the Company, LTH Acquisition Corporation ("LTH Acquisition"), a wholly-owned subsidiary of the Company, and World Peace Technologies, Inc. ("World Peace"). As part of the merger, World Peace Technologies, Inc., a Colorado corporation, will be merged with LTH Acquisition and World Peace will be the surviving entity of the merger. The Agreement was slightly modified on July 28, 2008, to correct minor technical issues and on August 1, 2008, the Agreement and Plan of Merger was executed and completed.

World Peace was incorporated on May 8, 2008, in the state of Colorado. World Peace is a technology development business that specializes in the development of technologies and products with possible applications to the military.

As part of the amended Agreement and Plan of Merger, the Company has authorized the issuance of 9,000,000 shares of its restricted common stock to the shareholders of World Peace, in exchange for all of the issued and outstanding shares of World Peace (9,000,000 shares). World Peace will be operated as a wholly owned subsidiary.

The Company intends to file a notice of election to be regulated as a business development company under the Investment Act of 1940 (1940 Act) with the Securities and Exchange Commission (SEC).

The Company intends to focus its business development activities on those small business entities specializing in the development of technologies and products with possible applications in the military industry and commercial applications. The Company has identified four initial technologies to focus its business development activities. The four technologies are as follows:

            -  Low   Energy   Cooling   -  the   use  of  an   evaporative   and
            dehumidification technology to deliver cooler air temperatures replacing existing residential, commercial or field tents. The technology uses 90% less energy than current air conditioners either direct or indirect systems, without increasing humidity in the structure;

            - Air 2 Water - the use of technology, which is not dependent upon Freon, to harvest water from the air to produce atmospheric water;

            - Plasteel - optimizes the use of a cold chemical process to produce plastic, the resultant plastic product is as strong as, if not stronger then steel; and

            - Targeted Weather - the use of algorithms to determine the development and location of severe weather combined with the use of technology to prevent the severe weather from forming.

The Company is in the process of developing full business plans for each of the above listed technologies. The Company will have four subsidiaries as a result of the transaction, and intends to operate those subsidiaries to carry out each individual business plan. However, World Peace, as an approved vendor to the United States Department of Defense (US DOD), may act as a marketing agent and bidder for US DOD RFPs for the other subsidiaries, if they develop military products.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

During the three months ended June 30, 2008 and 2007, we did not recognize any revenues from our business activities.

During the three months ended June 30, 2008, we incurred operational expenses of $6,999 compared to $28,759 during the three months ended June 30, 2007. The decrease of $21,760 is a result of the minimization of our operations over the prior period.

During the three months ended June 30, 2008 and 2007, we recognized interest expense of $26,864 in connection with our convertible notes.

During the three months ended June 30, 2008, we recognized a net loss of $33,863 compared to a net loss of $55,623 during the three months ended June 30, 2007. The decrease of $21,760 is a result of the $21,760 decrease in operational expenses discussed above.

For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

During the six months ended June 30, 2008 and 2007, we did not recognize any revenues from our business activities.

During the six months ended June 30, 2008, we incurred operational expenses of $11,269 compared to $33,791 during the six months ended June 30, 2007. The decrease of $22,522 is a result of the reduction of our operations over the prior period.

During the six months ended June 30, 2008 and 2007, we recognized interest expense of $53,727 and $53,432, respectively, in connection with our convertible notes.

During the six months ended June 30, 2008, we recognized a net loss of $64,996 compared to a net loss of $134,694 during the six months ended June 30, 2007. The decrease of $69,698 is a result of the $47,471 decrease in losses from discontinued operations combined with the decrease of $22,522 in operational expenses discussed above.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities during the six months ended June 30, 2008 was $1,501, compared to net cash used in operating activities during the six months ended June 30, 2007 of $0. During the six months ended June 30, 2008, net losses of $64,996 were not adjusted for any non-cash items. During the six months ended June 30, 2007, net losses of $134,694 were adjusted by $47,471 loss from discontinued operations.

During the six months ended June 30, 2008 and 2007, we did not use or receive funds from investing activities. During the six months ended June 30, 2008 and 2007, we did not use or receive any funds from financing activities.

At June 30, 2008, we had total current assets of $2,883, consisting of cash on hand of $725, and $2,158 in assets of discontinued operations. At June 30, 2008, we had total current liabilities of $1,179,982, consisting of accounts payable of $392,714, notes payable of $25,433, convertible notes payable of $630,000 and $131,835 in liabilities of discontinued operations. At June 30, 2008, there is a working capital deficit of $1,177,099.

During the years ended December 31, 2006 and 2005, the Company issued convertible promissory notes for $630,000. The convertible promissory notes had due dates starting in May 2006 through February 2007. The Company is currently in default on the payment of the convertible promissory notes.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                             LEGACY TECHNOLOGY, INC.
                                  (Registrant)



Dated:   August 19, 2008     By: /s/ David P. Kutchinski
                                 -----------------------
                                     David P. Kutchinski, President, Chief
                                     Executive Officer & Principal Accounting
                                     Officer