Form 10KSB/A
period 2007-12-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2008-08-22
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                           For the fiscal year ended December 31, 2007

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________.

                        Commission File Number: 000-50294

                        LEGACY TECHNOLOGY HOLDINGS, INC.
                        --------------------------------
                            (formerly LIFE USA, INC.)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):  YES  [  ]   NO [ X ]

Explanatory Note

This Form 10KSB/A (the "Amendment") amends are Form 10KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April, 2008 (the "Original Filing"). We are filing this Form 10KSB/A to amend
Item 8A "controls and Procedures."

In connection with the filing on this Form 10KSB/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10KSB/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing and the Company has not otherwise updated disclosures contained therein or herein t reflect events that occurred at a later date.




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

                                 LIFE USA, INC.


                                               Date: July __, 2008

                                               /s/David Kutchinski
                                               -------------------
                                                  David Kutchinski,
                                           President, CEO and Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 22, 2008

/s/Wesley F. Whiting
- ------------------
Wesley F. Whiting, Director

Date: August 22, 2008

/s/David Kutchinski
--------------------
David Kutchinski, Director