Form 10-Q
period 2008-09-30
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2008-11-20
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-50294

                        LEGACY TECHNOLOGY HOLDINGS, INC.
                   _________________________________________
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

                             Formerly Life USA, Inc.
                       7609 Ralston Road, Arvada, CO 80002

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

As of November 18, 2008, there were 10,007,003 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Consolidated Balance Sheets -September 30, 2008 and
                           December 31, 2007                                                       F-1

         Consolidated Statements of Operations -
                  Three and Nine months  ended  September  30, 2008 and 2007 and
                  From May 8, 2008(Inception) to September 30, 2008                                F-2

         Consolidated Statements of Changes in Shareholders' Deficit -
                   September 30, 2008                                                              F-3

         Consolidated Statements of Cash Flows - Nine months ended September 30,
                  2008 and 2007 and From May 8, 2008  (Inception)  to  September
                  30, 2008                                                                         F-4

         Notes to the Consolidated Financial Statements                                            F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                    4

Item 4T.  Controls and Procedures                                                                  5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                         6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               6

Item 3.  Defaults Upon Senior Securities - Not Applicable                                          6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                      6

Item 5.  Other Information - Not Applicable                                                        6

Item 6.  Exhibits                                                                                  7

SIGNATURES                                                                                         8


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                                       September 30,         December 31,
                                                                                            2008                 2007
                                                                                      -----------------    -----------------
                                                                                        (Unaudited)           (Audited)

Assets
         Current Assets:
                 Cash                                                                          $ 4,140              $ 2,226
                 Assets of discontinued operations (Note 3)                                      1,701                2,158
                                                                                      -----------------    -----------------
         Total Current Assets                                                                    5,841                4,384
                                                                                      -----------------    -----------------
Total Assets                                                                                   $ 5,841              $ 4,384
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable and accrued expenses                                       $ 444,430            $ 329,219
                 Advances payable                                                               34,000                    -
                 Notes payable                                                                  25,433               25,433
                 Convertible notes payable                                                     630,000              630,000
                 Liabilities of discontinued operations (Note 3)                               131,835              131,835
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,265,698            1,116,487

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                     1,002                  101
           authorized 10,007,003  and 1,007,003 shares issued and
           outstanding at September 30, 2008
           and December 31, 2007, respectively
         Additional paid-in capital                                                         (1,107,084)             486,611
         Deficit accumulated during the development stage                                     (153,775)          (1,598,815)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,259,857)          (1,112,103)
                                                                                      -----------------    -----------------
Total liabilities and stockholders' deficit                                                    $ 5,841              $ 4,384
                                                                                      =================    =================
See the accompanying notes to these consolidated financial statements.

                                                                                            (1,259,857)

                                      F-1




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                             For the Three Months Ended    For the Nine Months Ended      May 8, 2008
                                                  September 30,                 September 30,           (Inception) to
                                               2008            2007           2008          2007       September 30, 2008
                                           -------------   -------------  ---------------------------  ------------------
Revenue:
       Sales                                        $ -             $ -             $ -          $ -                 $ -
                                           -------------   -------------  ---------------------------  ------------------
Operational expenses:
       General and administrative                59,351               -          70,620       33,791              72,432
       Depreciation and amortization                  -               -               -            -                   -
                                           -------------   -------------  ---------------------------  ------------------
             Total operational expenses          59,351               -          70,620       33,791              72,432
                                           -------------   -------------  ---------------------------  ------------------
Loss from operations                            (59,351)              -         (70,620)     (33,791)            (72,432)
                                           -------------   -------------  ---------------------------  ------------------
Other income (expense):
       Interest expense                         (27,159)        (27,159)        (80,886)     (80,591)            (80,886)
                                           -------------   -------------  ---------------------------  ------------------
             Total other expense                (27,159)        (27,159)        (80,886)     (80,591)            (80,886)
                                           -------------   -------------  ---------------------------  ------------------

Discontinued operations, loss from
   operations of subsidiary                        (457)              -            (457)     (47,471)               (457)
                                           -------------   -------------  ---------------------------  ------------------
Net Loss                                      $ (86,967)      $ (27,159)     $ (151,963)  $ (161,853)         $ (153,775)
                                           =============   =============  ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                  $      *        $     *        $     *      $    (0.02)
       Fully diluted                                 *              *              *           (0.02)
                                           ----------------------------------------------------------
Weighted average number of common
       stock outstanding                      4,039,612       1,007,003       8,028,981    1,007,003
                                           -------------   -------------  ---------------------------
       * Less than $(0.01) per share.

See accountants' review report and the accompanying notes to these consolidated financial statements.

                                      F-2

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                               September 30, 2008
                                   (Unaudited)


                                                                                                   Deficit accum
                                                                               Additional            During
                                        Common Stock                             paid-in            Development
                                      Number of shares       Amount             Capital               Stage              Totals
                                   ------------------------------------    -----------------    ----------------    ----------------
Balance -  (Inception)                              -              $ -                  $ -                 $ -                 $ -
                                   -------------------   --------------    -----------------    ----------------    ----------------
Balance - December 31, 2004                         -                -                    -                   -                   -
                                   -------------------   --------------    -----------------    ----------------    ----------------
Recapitalization                               78,654                8             (134,188)                  -            (134,180)
Stock issued for tradename                     25,000                3              124,997                   -             125,000
Stock issued for services                      27,500                3                  272                   -                 275
Warrants granted for services                       -                -               64,107                   -              64,107
Stock issued for acquisition                  777,500               78                7,697                   -               7,775
Stock issued for cash                          45,400                5              113,495                   -             113,500
Forgiveness of debt                                 -                -               20,000                   -              20,000
Net loss                                            -                -                    -            (628,560)           (628,560)
                                   -------------------   --------------    -----------------    ----------------    ----------------
Balance - December 31, 2005                   954,054               95              196,380            (628,560)           (432,085)
                                   -------------------   --------------    -----------------    ----------------    ----------------
Stock issued for services                      52,000                5              155,995                                 156,000
Warrants granted for services                       -                -              134,235                                 134,235
Net loss                                            -                -                    -            (759,626)           (759,626)
                                   -------------------   --------------    -----------------    ----------------    ----------------
Balance - December 31, 2006                 1,006,054              101              486,610          (1,388,186)           (901,475)
                                   -------------------   --------------    -----------------    ----------------    ----------------
Net loss                                            -                -                    -            (210,629)           (210,629)
                                   -------------------   --------------    -----------------    ----------------    ----------------
Balance - December 31, 2007                 1,006,054              101              486,610          (1,598,815)         (1,112,104)
                                   -------------------   --------------    -----------------    ----------------    ----------------
Additional Shares issued for
 reverse split                                    949                1                    1                   -                   2
Shares issued in recapitalization           9,000,000              900            6,903,994                   -           6,904,894
Merger accounting                                   -                -           (8,497,689)          1,597,003          (6,900,686)
Net loss                                            -                -                    -            (151,963)           (151,963)
                                   -------------------   --------------    -----------------    ----------------    ----------------
Balance as of  September 30, 2008          10,007,003          $ 1,002          $(1,107,084)         $ (153,775)       $ (1,259,857)
                                   ===================   ==============    =================    ================    ================

See the accompanying notes to these consolidated financial statements.

                                      F-3



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   May 8, 2008
                                                                  For the Nine Months Ended       (Inception) to
                                                                        September 30,              September 30,
                                                                    2008             2007              2008
                                                                --------------   --------------   ---------------
Cash Flows from Operating Activities:
        Net Loss                                                   $ (151,506)      $ (161,853)       $ (153,775)

Adjustments to reconcile net loss to net cash used
        in operating  activities from continuing operations:
        Loss from discontinued operations                                 457           47,471               457
        Changes in operating assets and liabilities:
        Decrease (Increase) in Prepaid Expenses                             -            3,146                 -
        Increase in Accounts Payable                                  115,211          111,276           115,211
                                                                --------------   --------------   ---------------
Net Cash Provided (Used) by Operating Activities
        from continuing operations                                    (35,838)              40           (38,107)
                                                                --------------   --------------   ---------------
Cash Flows from Investing Activities:
        Cash received in recapitalization                              29,209                -            29,209
                                                                --------------   --------------   ---------------
Net Cash Provided by Investing Activities
        from continuing operations                                     29,209                -            29,209
                                                                --------------   --------------   ---------------
Cash Flows from Financing Activities:
        Proceeds from advances payable                                  9,000                -             9,000
        Proceeds from notes payables                                        -                -           647,764
        Proceeds from stock issuance                                        -                -             7,775
                                                                --------------   --------------   ---------------
Net Cash Provided (used) by Financing Activities
        from continuing operations                                      9,000                -           655,539
                                                                --------------   --------------   ---------------
Net Cash used in discontinued operations                                 (457)         (11,662)         (642,501)

Net (Decrease) Increase in Cash                                         1,914          (11,622)            4,140

Cash and Cash Equivalents - Beginning of Period                         2,226           11,999                 -
                                                                --------------   --------------   ---------------
Cash and Cash Equivalents - End of Period                             $ 4,140            $ 377           $ 4,140
                                                                ==============   ==============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                    $ -                -             2,205
                                                                ==============   ==============   ===============
        Cash paid for income taxes                                        $ -                -                 -
                                                                ==============   ==============   ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
        Stock warrants granted for services                               $ -                -         2,195,438
                                                                ==============   ==============   ===============
        Stock issued for services                                         $ -                -           156,275
                                                                ==============   ==============   ===============
        Acquisition of tradename for 250,000 shares common                $ -                -           125,000
                                                                ==============   ==============   ===============
        Note payable assumed in reverse takeover                          $ -                -            15,080
                                                                ==============   ==============   ===============

See the accompanying notes to these consolidated financial statements.

                                      F-4


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2008

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

Neuro Nutrition, the Company's wholly owned subsidiary, was incorporated on July 23, 2004 in the State of Colorado, and has been in the development stage since. In January 2007, the Company ceased the operations of Neuro (See Note 3).

On May 20, 2008, in addition to the changing the name of the Company, the Company instituted a reverse split of its issued and outstanding common stock on a 1 for 10 basis. After the reverse split, the Company had 1,007,003 shares of its common stock issued and outstanding. All references to shares in the three and the nine months ended September 30, 2008 and in prior periods have been adjusted to reflect the post-reverse split amounts.

World Peace Technologies, Inc.

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

As part of the amended Agreement and Plan of Merger, the Company has issued 9,000,000 shares of its restricted common stock to the shareholders of World Peace, in exchange for all of the issued and outstanding shares of World Peace (9,000,000 shares). World Peace will be operated as a wholly owned subsidiary.

In accordance with accounting procedures for reverse merger acquisitions, World Peace has been determined to be the surviving entity of the transaction. Due to the limited assets of both companies the excess purchase price was debited to additional paid capital in the consolidation. Therefore, stockholders' deficit in the consolidation has been adjusted for this transaction as a recapitalization.

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2008

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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of September 30, 2008, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2008

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

Fair Value of Financial Instruments

The  carrying  amount  of  accounts  payable,   accrued  expenses,   convertible
promissory notes are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

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

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2008

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

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $151,693 for the nine months ended September 30, 2008 ($86,967 for the three months ended September 30, 2008), and an accumulated deficit of $153,775 as of September 30, 2008. At September 30, 2008, the Company had a working capital deficit of $1,259,857.

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

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2008

At September 30, 2008, Neuro's remaining asset is cash of $1,701, and its liabilities consist of accounts payable of $125,636 and a note payable of $6,199 (excluding intercompany payables of approximately $750,106).

Neuro's revenues for the nine months ended September 30, 2008 and 2007 reported in discontinued operations were $0 and $12,716, respectively ($0 for the three months ended September 30, 2008 and 2007). Neuro recorded a net loss for the nine months ended September 30, 2008 and 2007 of $457 and $47,471, respectively ($457 and $0 for the three months ended September 30, 208 and 2007).

NOTE 4.  Notes Payable:

         The Company's outstanding notes payable on September 30, 2008 consisted of:

            $ 15,080        Note Payable issued to an investor. Due upon demand.
                            Interest rate is 8%

              10,353        Note payable, issued to vendor.  Due upon demand
             --------
           $ 25,443         Total notes payable outstanding on September 30,
             ========       2008.

NOTE 5.  Convertible Notes Payable:

Convertible notes payable as of September 30, 2008, consisted of the following:

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

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2008

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

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                            (Formerly Life USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2008

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

As of September 30, 2008, all of the convertible notes described above are in default.

NOTE 6.  Capital Stock Transactions

Common Stock:

On May 20, 2008, the Company instituted a reverse split of its issued and outstanding common stock on a 1 for 10 basis. After the reverse split, the Company had 1,007,003 shares of its common stock issued and outstanding. All references to shares in the three and the nine months ended September 30, 2008 and in prior periods have been adjusted to reflect the post-reverse split amounts.

On August 1, 2008, the Company issued 9,000,000 shares of its restricted common stock to the shareholders of World Peace Technologies, Inc. as a part of the reverse merger closed on August 1, 2008 (Note 1).

Warrants:

During the nine months ended June 30, 2008, warrants exercisable for 620,000 shares of common stock expired.

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

On May 20, 2008, in the Company instituted a reverse split of its issued and outstanding common stock on a 1 for 10 basis. After the reverse split, the Company had 1,007,003 shares of its common stock issued and outstanding. All references to shares in the three and the nine months ended June 30, 2008 and in prior periods have been adjusted to reflect the post-reverse split amounts.

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

As part of the amended Agreement and Plan of Merger, the Company has issued 9,000,000 shares of its restricted common stock to the shareholders of World Peace, in exchange for all of the issued and outstanding shares of World Peace (9,000,000 shares). In accordance with accounting procedures for reverse merger acquisitions, World Peace has been determined to be the surviving entity of the transaction. Due to the limited assets of both companies the excess purchase price was debited to additional paid capital in the consolidation. Therefore, stockholders' deficit in the consolidation has been adjusted for this transaction as a recapitalization.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

During the three months ended September 30, 2008 and 2007, we did not recognize any revenues from our business activities.

During the three months ended September 30, 2008, we incurred operational expenses of $59,351 compared to $0 during the three months ended September 30, 2007. The increase of $59,351 is a result of the increased operational activities as a result of our reverse merger with World Peace.

During the three months ended September 30, 2008 and 2007, we recognized interest expense of $27,159, respectively, in connection with our convertible notes.

During the three months ended September 30, 2008, we recognized a net loss of $86,967 compared to a net loss of $27,159 during the three months ended September 30, 2007. The increase of $59,808 is a result of the $59,351 increase in operational expenses discussed above.

For the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008 and 2007, we did not recognize any revenues from our business activities.

During the nine months ended September 30, 2008, we incurred operational expenses of $70,620 compared to $33,791 during the nine months ended September 30, 2007. The increase of $36,829 is a result of the reduction of our operations over the prior period.

During the nine months ended September 30, 2008 and 2007, we recognized interest expense of $80,866 and $80,591, respectively, in connection with our convertible notes.

During the nine months ended September 30, 2008, we recognized a net loss of $151,963 compared to a net loss of $161,853 during the nine months ended September 30, 2007. The increase of $9,890 is a result of the $36,829 increase in operational expenses combined with the $47,014 decrease losses from discontinued operations.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities during the nine months ended September 30, 2008 was $35,838, compared to net cash provided by operating activities during the nine months ended September 30, 2007 of $40. During the nine months ended
September 30, 2008, net losses of $151,693 was adjusted for $457 loss from discontinued operations. During the nine months ended September 30, 2007, net losses of $161,853 were adjusted by $47,471 loss from discontinued operations.

During the nine months ended September 30, 2008, we received cash of $29,209 in connection with the reverse merger with World Peace. During the nine months ended September 30, 2007, we did not use or receive funds from investing activities.

During the nine months ended September 30, 2008, we received cash of $9,000 from advances from our financing activities. During the nine months ended September 30, 2007, we did not use or receive any funds from financing activities.

At September 30, 2008, we had total current assets of $5,841, consisting of cash on hand of $4,140, and $1,701 in assets of discontinued operations. At September 30, 2008, we had total current liabilities of $1,265,698, consisting of accounts payable of $444,430, notes payable of $25,433, convertible notes payable of $630,000 and $131,835 in liabilities of discontinued operations. At September 30, 2008, there is a working capital deficit of $1,259,857.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from July1, 2008 through September 30, 2008.


  DATE OF SALE      TITLE OF SECURITIES      NO. OF SHARES
                                                                     CONSIDERATION          CLASS OF PURCHASER

----------------- ------------------------- ---------------- ------------------------------ ----------------------------------
8/1/2008          Common Stock              9,000,000        Reverse Merger                 Shareholders of World Peace
                                                                                            Technologies, Inc.
----------------- ------------------------- ---------------- ------------------------------ ----------------------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.
                                       6

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





                             LEGACY TECHNOLOGY, INC.
                                  (Registrant)



Dated:   November 19, 2008     By: /s/ David P. Kutchinski
                                   -----------------------
                                       David P. Kutchinski, President, Chief
                                       Executive Officer & Principal Accounting
                                       Officer