Form 10-K
period 2008-12-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2011-02-10
CIK 1235096

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-50294

                        LEGACY TECHNOLOGY HOLDINGS, INC.
                        --------------------------------

             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1426725
----------------------------------                   ------------------------
 State or other jurisdiction of                       I.R.S. Employer
  incorporation or organization                       Identification No.

                       7609 Ralston Road, Arvada, CO 80002
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

  Registrant's  telephone  number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                     Name of each exchange
                                                    on which registered
----------------------------------                ------------------------
         Not Applicable                              Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                  (Title class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                   Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                    |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).


Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The aggregate market value of voting stock held by non-affiliates of the registrant does not have an aggregate market value, since the common stock of the registrant does not trade on any market, at the time of this filing.

There were 3,731,772 shares outstanding of the registrant's Common Stock as of February 1, 2011.

                                                                                                          Page



                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                           1
ITEM 1 A.               Risk Factors                                                                       5
ITEM 1 B.               Unresolved Staff Comments                                                         10
ITEM 2                  Properties                                                                        11
ITEM 3                  Legal Proceedings                                                                 11
ITEM 4                  Removed and Reserved                                                              11

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities                                             11
ITEM 6                  Selected Financial Data                                                           12
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                        13
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                        16
ITEM 8                  Financial Statements and Supplementary Data                                       16
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                        16
ITEM 9 A.               Controls and Procedures                                                           16
ITEM 9 A(T).            Controls and Procedures                                                           17
ITEM 9B                 Other Information                                                                 18

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                           18
ITEM 11                 Executive Compensation                                                            21
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                               24
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence         25
ITEM 14                 Principal Accounting Fees and Services                                            26

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                           27
SIGNATURES                                                                                                28



Note about Forward-Looking Statements

This From 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "Legacy" or the "Company" are to Legacy Technology Holdings, Inc.

HISTORY OF LEGACY TECHNOLOGY HOLDINGS, INC.

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

Neuro Nutrition was the Company's wholly owned subsidiary, was incorporated on July 23, 2004 in the State of Colorado. In January 2007, the Company ceased the operations of Neuro.

On May 20, 2008, in addition to the changing the name of the Company, the Company instituted a reverse split of its issued and outstanding common stock on a 1 for 10 basis. After the reverse split, the Company had 1,007,003 shares of its common stock issued and outstanding.

The Company entered into an Agreement and Plan of Merger with LTH Acquisition Corporation ("LTH Acquisition"), a wholly-owned subsidiary of the Company, and World Peace Technologies, Inc. ("World Peace") on June 17, 2008. As part of the merger, World Peace Technologies, Inc., a Colorado corporation, will be merged with LTH Acquisition and World Peace will be the surviving entity of the merger.

The Company closed the World Peace Acquisition on August 1, 2008, with the receipt of the audited financial statements of World Peace.

As part of the amended Agreement and Plan of Merger, the Company issued 9,000,000 shares of its restricted common stock the shareholders of World Peace.

World Peace was involved in the technology development business that specializes in the development of technologies and products and possible applications to the military. In July 2009, the Company discontinued the operations of World Peace due to a failure to secure financing and contracts.

On July 8, 2009, Mr. David Kutchinski resigned as the Chief Executive Officer and Director of the Company. In addition, Messrs. Mike Pick and Robert Thompson, resigned as directors of the company. In connection with their resignations, 6,275,231 shares of the Company's common stock were returned to the Company and cancelled.

On December 7, 2009, the Company, after a complaint filed by a shareholder and pursuant to a Notice and Court Order issued by the District Court, El Paso County, Colorado, held a Special Meeting of its Shareholders in order to elect an officer and a director of the Company, after the resignation of the Company's former officers and directors in July 2009, without replacement.

At such meeting, a quorum was waived in accordance with the Notice and Court Order and Colorado Revised Statutes. At the meeting, Mr. Larry Henson was elected the sole director of the Company and the Chief Executive Officer.

On October 20, 2010, Mr. Henson resigned as the Chief Executive Officer of the Company and Mr. Redgie Green was appointed the new Chief Executive Officer and to the Board of Directors of the Company. On October 20, 2010, Mr. Henson resigned as a director of the Company.

The Company has focused its efforts, since July of 2009, has focused its efforts on the completion of its past due audits and the filing of its financial reports with the Securities and Exchange Commission (SEC). After such filings have been completed the Company intends to focus its efforts on the development of operations through an acquisition. At the time of this filing, the Company has not identified any such acquisitions or taken any efforts to identify such candidates.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services;
(vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion;
(ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties;
(ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

INTELLECTUAL PROPERTY


We do not hold any patents or patent applications.

EMPLOYEES

As of the date hereof, Mr. Green serves as our Chief Executive Officer and acting Chief Financial Officer. We do not have an employment agreement with Mr. Green. We have no other employees.

ITEM 1A.  RISK FACTORS


                          GENERAL BUSINESS RISK FACTORS

Legacy business is a development stage company and unproven and therefore risky.

The Company has only very recently adopted the business plan described herein and above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise, especially in view of the intense competition from existing businesses in the industry.

The Company has a lack of revenue history and investors cannot view Legacy's past performance since it is a start-up company.

The Company was formed on February 13, 1997 for the purpose of engaging in any lawful business and has now adopted a plan to engage in the acquisition of another business. The Company has had no revenues in the last two years. The Company is not profitable and the business effort is considered to be in an early development stage. Legacy must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

Legacy may have a shortage of working capital in the future which could jeopardize the Company's ability to carry out its business plan.

The Company's capital needs consist primarily of expenses related to, general and administrative and potential business acquisitions and compliance with SEC reporting requirements and could exceed $75,000 in the next twelve months. Such funds are not currently committed, and the Company's cash as of the date of the filing of this Form 10K, is $0.

Legacy has no operating  history and no revenues and it may be unlikely that the
Company  will  raise  that   additional   working  capital  from  its  financing
activities. At the time of this filing, no such funds have been raised.

Legacy's officers and directors may have conflicts of interest which may not be resolved favorably to the Company.

Certain conflicts of interest may exist between Legacy and its officers and directors. The Company's Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to Legacy business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to Legacy. Legacy's officers are spending part-time in this business - up to 5 hours per week.

The Company will need additional financing for which Legacy has no commitments, and this may jeopardize execution of the Company's business plan.

Legacy has no funds, and such funds will not be adequate to carry out any business plan, at this time. The Company's ultimate success depends upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, Legacy operations will be limited to those that can be financed with its modest capital.


The Company may in the future issue more shares which could cause a loss of control by its present management and current stockholders.

Legacy may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of Legacy by its current shareholders, which could present significant risks to investors.

Legacy has a minimal operating history, so investors have no way to gauge its long term performance.

Legacy only recently adopted a business plan to acquire another business. As evidenced by the financial reports the Company has had no revenue. Legacy must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. The Company's venture must be considered highly speculative.

Legacy is not diversified and it will be dependent on only one business.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. Legacy probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the chosen industry and therefore increase the risks associated with the Company's operations due to lack of diversification.

Legacy will depend upon management but it will have limited participation of management.

The Company currently has one individual who is serving as its officer and director for up to 5 hours per week each on a part-time basis. The Company's director is also acting as its sole officer. The Company will be heavily dependent upon his skills, talents, and abilities, as well as several consultants to Legacy, to implement the Company's business plan, and may, from time to time, find that the inability of the officer, director and chosen consultants to devote his full-time attention to Legacy business results in a delay in progress toward implementing the Company's business plan. Once Legacy is able to complete its proposed source capital raising, other consultants may be employed on a part-time basis under a contract to be determined. Because investors will not be able to manage the Company's business, they should critically assess all of the information concerning Legacy officers and directors.

The Company's officer and director is not employed full-time by Legacy which could be detrimental to the business.

Legacy's director and officer is, or may become, in his individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, Legacy's officer and director may have potential conflicts involving his time and efforts involved in participation with other business entities. The officer and director of Legacy business is engaged in business activities outside of the Company's business, and the amount of time he devotes as a Officer and Director to its business will be up to 5 hours per week.

The Company's officer and director may have conflicts of interests as to corporate opportunities which it may not be able or allowed to participate in.

Presently there is no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of its business to disclose to the Company's business opportunities which come to their attention. Legacy's officer and director does, however, have a fiduciary duty of loyalty to the Company to disclose to it any business opportunities which come to his attention, in his capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. Legacy has no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

We intend to pursue the acquisition of an operating business.

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

Scarcity of, and competition for, business opportunities and combinations.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We have not executed any formal agreement for a business combination or other transaction and have established no standards for business combinations.

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Reduction of percentage share ownership following business combination and dilution to stockholders.

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

We may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.


The Company has agreed to indemnification of officers and directors as is provided by Colorado Revised Statute.

Colorado Revised Statutes provide for the indemnification of the Company's directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on Legacy behalf. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay Legacy therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it may be unable to recoup.

Legacy directors' liability to the Company and shareholders is limited

Colorado Revised Statutes exclude personal liability of the Company's directors and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, Legacy will have a much more limited right of action against its directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

                     RISK FACTORS RELATED TO LEGACY'S STOCK

The regulation of penny stocks by SEC and FINRA may discourage the tradability of the Company's securities.

Legacy is a "penny stock" company. None of its securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because the Company's securities constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules will further affect the ability of owners of shares to sell its securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Legacy securities.

Legacy will pay no foreseeable dividends in the future.

Legacy has not paid dividends on its common stock and do not ever anticipate paying such dividends in the foreseeable future.

Rule 144 sales in the future may have a depressive effect on Legacy stock price.

All of the outstanding shares of common stock held by the Company's present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We have registered the outstanding shares held by our officers, directors and affiliate, these individuals will be able to sell their shares, if a public market for our stock develops. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The Company's investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to Legacy shareholders, if Legacy completes its proposed offering as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Legacy stock will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of Legacy common stock, if listed, may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Legacy is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Legacy or purchase or recommend the purchase of any of the Company's Securities until such time as Legacy became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. Legacy cannot give you any assurance that a broader or more active public trading market for the Company's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Legacy offices are temporarily located in Arvada, Colorado at 7609 Ralston Road, Arvada, Colorado 80002, which is the address of its corporate counsel.

Legacy does not own any property, real or otherwise.

ITEM 3.  LEGAL PROCEEDINGS

Legacy anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Legacy cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.


ITEM 4.  REMOVED AND RESERVED.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------
Market Information

Starting May 31, 2006, the Company's shares were traded on the Over-the-Counter Bulletin Board Market under the trading symbol "LFIU ". On May 2008, as a result of the Company changing its name to Legacy Technology, Inc., the trading symbol was changed to "LTHO." In The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

            2008                              High                        Low
            ----                             -------                     ------
         March 31, 2008                       $ 0.06                      $0.03
         June 30, 2008                          0.90                       0.04
         September 30, 2008                     1.25                       0.51
         December 31, 2008                      0.51                       0.30

            2007                              High                        Low
            ------                           -------                     ------
         March 31, 2007                       $ 0.08                      $0.08
         June 30, 2007                          0.07                       0.06
         September 30, 2007                     0.05                       0.05
         December 31, 2007                      0.05                       0.05

As of December 31, 2008, there were approximately 100 shareholders of record of the Company's common stock.

Dividend Policy

Holders of Legacy common stock are entitled to receive such dividends as may be declared by Legacy board of directors. The Company has not declared or paid any dividends on Legacy common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities


The Company made the following unregistered sales of its securities from January 1, 2008 through December 31, 2008.


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

Issuer Purchases of Equity Securities

Legacy did not repurchase any shares of its common stock during the quarter ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

The Company entered into an Agreement and Plan of Merger with LTH Acquisition Corporation ("LTH Acquisition"), a wholly-owned subsidiary of the Company, and World Peace Technologies, Inc. ("World Peace") on June 17, 2008. As part of the merger, World Peace Technologies, Inc., a Colorado corporation, will be merged with LTH Acquisition and World Peace will be the surviving entity of the merger. The Company closed the World Peace Acquisition on August 1, 2008, with the receipt of the audited financial statements of World Peace.

World Peace was involved in the technology development business that specializes in the development of technologies and products and possible applications to the military. In July 2009, the Company discontinued the operations of World Peace due to a failure to secure financing and contracts.

The Company has focused its efforts, since July of 2009, has focused its efforts on the completion of its past due audits and the filing of its financial reports with the Securities and Exchange Commission (SEC). After such filings have been completed the Company intends to focus its efforts on the development of operations through an acquisition. At the time of this filing, the Company has not identified any such acquisitions or taken any efforts to identify such candidates.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We will need substantial additional capital to support our proposed business acquisitions. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2008

On June 17, 2008, the Company entered into an Agreement and Plan of Merger by and between the Company, LTH Acquisition Corporation ("LTH Acquisition"), a wholly-owned subsidiary of the Company, and World Peace Technologies, Inc. ("World Peace"). As part of the merger, World Peace Technologies, Inc., a Colorado corporation, was merged with LTH Acquisition and World Peace will be the surviving entity of the merger.

The transaction in its entirety was accounted for as a reverse acquisition as the shareholder of World Peace retained the majority of the outstanding common stock of the Company after the share exchange. Effective with the Agreement, the Company's stockholders' equity was recapitalized as that of World Peace, or $9,800, while 100% of the assets and liabilities of the Company were recorded as being acquired in the reverse acquisition for its outstanding common shares (1,007,003) on the acquisition date. Subsequent to the July 17, 2008 recapitalization, World Peace and the Company remain separate legal entities (with Legacy as the parent of World Peace.) The accompanying financial statements and the discussion below exclude the financial position, results of operations and cash flows of World Peace prior to the July 17, 2008 acquisition.

During the year ended December 31, 2008 Legacy did not have revenues.

During the year ended December 31, 2008, the Company incurred operational expenses of $111,657. Such operational expenses included legal expenses of $42,041 consulting fees of $62,200 and stock transfer fees of $1,301. Management expects that legal expenses and accounting expenses will experience growth in future periods due to the Company's activities continue to focus on the completion of its past due audits and the filing of its financial reports with the Securities and Exchange Commission (SEC).

During the year ended December 31, 2008, the Company incurred interest expense of $50,606. During the year ended December 31, 2008, the Company recognized a gain on debt settlement of $63,481.

During the year ended December 31, 2008, the Company recognized net losses of $98,782.


LIQUIDITY

The Company had $817 in total current assets, consisting solely of cash on hand at December 31, 2008 and total current liabilities of $1,262,253 consisting of accounts payable of $214,176, accrued liabilities of $352,445, advance payable of $34,000 and notes payable of $661,632. At December 31, 2008, the Company has a working capital deficit of $1,261,436.

The Company will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. Legacy has secured no sources of loans or private placements, at this time.

During the year ended December 31, 2008, the Company used cash of $62,282 in its operations. During the year ended December 31, 2008, the net losses of $98,782 were reconciled by the non-cash operating items of $63,418 gain on the settlement of debt and $4,200 in compensatory stock issuances. During the year ended December 31, 2008, the Company incurred a $101,261 increase in its accounts payable and accrued liabilities.

During the year ended December 31, 2008, the Company did not use or receive funds from its investing activities.

During the years ended December 31, 2008, the Company received funds of $64,600.

During the year ended December 31, 2008, the Company received funds of $25,000 from a related party. The Company has accounted for such funds as a capital contribution.

During the year ended December 31, 2008, a related party advanced the Company funds of $34,000. Such funds are due on demand.

During the year ended December 31, 2008, the issued 4,800,000 shares of common stock for cash of $5,600.

Short Term.

On a short-term basis, Legacy has not generated any revenue or revenues sufficient to cover operations. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

Capital Resources

The Company has only common stock as its capital resource.

Legacy has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

Legacy does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Once a business acquisition is completed, the Company's needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to Legacy to allow it to cover the Company's expenses as they may be incurred.

Legacy has no revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, Legacy may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Legacy operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Legacy Technology Holdings, Inc. for the years ended December 31, 2008 and 2007, appear on page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Jaspers + Hall, PC formerly the independent registered public accountant for Legacy Technologies Holdings, Inc. (the Company), was dismissed as the Company's independent registered public accountant on October 21, 2008 as a result of the revocation of their registration with the Public Accounting Oversight Board.

On October 21, 2008, the Board of the Company approved the engagement of new auditors, Ronald R. Chadwick, PC, of Aurora, Colorado to be the Company's independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

In connection with audit of fiscal years ended December 31, 2007 and 2006 and the cumulative period of January 1, 2008 through June 30, 2008 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The audit reports by Jaspers + Hall, PC for the fiscal years ended December 31, 2007 and 2006, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern and did not include an adverse opinion or a disclaimer of opinion or were not qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Legacy's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Legacy's management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Legacy's financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2008. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Legacy's directors or executive officers as of February 1, 2011.

           Name                    Age                        Position
---------------------------- ---------------- ----------------------------------
---------------------------- ---------------- ----------------------------------

Redgie Green                       57         Chief  Executive  Officer,
                                              Acting  Chief Financial Officer
                                              and Sole Director


On July 8, 2009, Mr. David Kutchinski resigned as the Chief Executive Officer and Director of the Company. In addition, Messrs. Mike Pick and Robert Thompson, resigned as directors of the company.

On December 7, 2009, the Company, after a complaint filed by a shareholder and pursuant to a Notice and Court Order issued by the District Court, El Paso County, Colorado, held a Special Meeting of its Shareholders in order to elect an officer and a director of the Company, after the resignation of the Company's former officers and directors in July 2009, without replacement.

At such meeting, a quorum was waived in accordance with the Notice and Court Order and Colorado Revised Statutes. At the meeting, Mr. Larry Henson was elected the sole director of the Company and the Chief Executive Officer.

On October 20, 2010, Mr. Henson resigned as the Chief Executive Officer of the Company and Mr. Redgie Green was appointed the new Chief Executive Officer and to the Board of Directors of the Company. On October 21, 2010, Mr. Henson resigned as a director of the Company.


Legacy officers are elected by the board of directors at the first meeting after each annual meeting of Legacy shareholders and hold office until their successors are duly elected and qualified under Legacy bylaws.

The director named above will serve until the next annual meeting of Legacy stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Legacy and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The Company's officer spends up to 5 hours per week on Legacy's business at this time.

Biographical Information

Current Officer and Director

Redgie Green - Chief Executive Officer and Director

On October 20, 2010, Mr. Redgie Green was appointed the Chief Executive Officer and a Director of the Company.

Mr. Green has served as the Chief Executive Officer of Sun River Energy, Inc. since January 2009 through August 3, 2010. From January 2009 through October 2009, he served as the President of Sun River Energy, Inc. He has served as a director of Sun River Energy, Inc. from 1998 through October 2010. Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc. in 2005. He is a Director of Concord Ventures, Inc. since 2006. He has served as a director of ASPI, Inc. from 2006 through the fall of 2009 and was been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

Former Officers and Directors

Larry Henson - Former Chief Executive Officer and Director

On December 7, 2009, Mr. Larry Henson was appointed the Chief Executive Officer and a Director of the Company he served as such till October 20, 2010.

Mr. Henson graduated from the University of Georgia with a BBA in Marketing and Accounting in 1970. He has been a Licensed General Contractor in Florida since 1973. Over the last 35 years he has been involved in building and developing properties in Florida, Georgia and South Carolina.

David P. Kutchinski - Former Chief Executive Officer & Director

On June 17, 2008, Mr. David P. Kutchinski was appointed the Chief Executive Officer and a Director of the Company through July 2009.

Mr. Kutchinski (57) served as the Manager of World Peace Technologies LLC, since 2006. In June of 2008, he incorporated World Peace Technologies, Inc. and assigned certain business concepts in development to the newly formed company, and he became President and Director of World Peace Technologies, Inc. Mr. Kutchinski has served in the United States Army Reserves since 1976 and has achieved the rank of Lieutenant Colonel. During his service in the Army, Mr. Kutchinski has worked with military intelligence and with Special Forces. During his career, he has served in the capacity as project member, lead or the manager on projects involving for companies such as: Gables Engineering, Secondary Imagery Dissemination System, Argonne National Labs, Penetration Gray Area Electronics Market, and Global Engineering Specialists. In addition he was a Vice President of Newlink Global Engineering. Mr. Kutchinski has a Bachelor of Arts from the Texas A&M in both Geography and Psychology. He also holds an Associate Degree in Digital Techniques.

Michael R. Pick - Former Secretary and Director

On June 17, 2008, Mr. Michael R. Pick was appointed the Secretary of the Company and on June 27, 2008 became a director of the Company. He served in these positions till July 2009. Mr. Pick (68) has owned and operated Lovell Gulch Forge for the past 35 years. Lovell Gulch is a blacksmith shop that provides products and services to high end builders. Mr. Pick served as a Managing Director of Bulls' Eye Land Clear, where he was involved in assisting in the company's reorganization efforts. In addition, Mr. Pick founded the Universal Kenpo Federation, which is the international organization for the Kenpo martial arts. Mr. Pick is the current 2nd Grand Master of American Kenpo Martial Arts. Mr. Pick has served in the United States Marine Corps.

Robert H. Thompson - Former Director

On June 27, 2008, Mr. Robert H. Thompson was appointed as a director of the Company. He served in this position till July 2009.

Mr. Thompson (67) served in the United States Air Force until 1987, when he retired as Colonel. During his service in the US Air Force, Mr. Thompson served as the Chief Staff of Headquarters and served as Senior Staff Officer with the Joint Chiefs of Staff. Mr. Thompson worked for Northorp Corporation from 1987 through 1998, where he was involved in the scheduling and budgeting for the automated test hardware developed the B-2 Stealth Bomber. Mr. Thompson received his Bachelor of Science in Administration from the University of Maryland and has received a Master of Science in Education from Southern Illinois University and a Master of Science in Industrial Management from the Industrial College of the Armed Forces.

Wesley F. Whiting - Former Chief Executive Officer and Director

As a result of the World Peace Merger, Mr. Wesley F. Whiting, the Chief Executive Officer, and President of the Company resigned as an officer of the Company, effective June 17, 2008 and as a director of the Company in January 2009.

Annual Meeting

The annual meeting of Legacy stockholders is expected to be held at a future date as soon as practicable after the filing of this registration statement. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at the Legacy' principal office or at such other place as permitted by the laws of the State of Colorado and on such date as may be fixed from time to time by resolution of Legacy board of directors.

Committees of the Board of Directors

Legacy is managed under the direction of its board of directors.

         Executive Committee

         Legacy does not have an executive committee, at this time.

         Audit Committee

         Legacy does not have an audit committee at this time.

Conflicts of Interest - General.

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of the Company's business is engaged in business activities outside of its business, the amount of time they devote to Legacy business will be up to approximately 5 hours per week.

Conflicts of Interest - Corporate Opportunities

Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to Legacy business opportunities which come to their attention. The Company's officers and directors do, however, have a fiduciary duty of loyalty to Legacy to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2008 and 2007. The table sets forth this information for Legacy, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of December 31, 2009.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Wesley F. Whiting,
Former Chief
Executive Officer    2008        0       0        0        0          0             0             0           0
(1)                  2007        0       0        0        0          0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
David Kutchinski,    2008        0       0        0        0          0             0             0           0
Former Chief Executive
Officer (2)          2007        0       0        0        0          0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------


(1)  Mr. Wesley Whiting resigned as an officer of the Company on June 17, 2008.

(2) Mr. David Kutchinski was appointed the Chief Executive Officer of the Company on June 17, 2008. He resigned the position in July 2009. Mr. Kutchinski, as the founder of World Peace, was issued 3,522,936 shares of common stock at par value. As part of his resignation, such shares were returned to the Company.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Legacy does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2008.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

None of the Company's officers, directors, advisors, or key employees is currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Legacy board of directors in its entirety acts as the compensation committee for the Company. Mr. Green is the Chief Executive Officer and a Director of the Company.


                              Director Compensation

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2008:


----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------


                  Fees                                Non-equity     Non-qualified
                  earned                              incentive        deferred
      Name        or paid    Stock                       plan        compensation      All other
                   in cash   awards     Option       compensation      earnings       compensation    Total
                     ($)        ($)     awards ($)       ($)              ($)             ($)          ($)
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
David Kutchinski
(1)                 $ -0-      $ -0-      $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Michael Pick(2)     $ -0-      $ -0-      $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Robert Thompson
(3)                 $ -0-      $ -0-       $-0-         $ -0-            $-0-            $ -0-        $ -0-
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Wesley Whiting
(4)                 $ -0-      $ -0-       $-0-         $ -0-            $-0-            $ -0-        $ -0-
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------


(1) Mr. David Kutchinski was appointed the Chief Executive Officer and a Director of the Company on June 17, 2008. He resigned the position in July 2009. Mr. Kutchinski, as the founder of World Peace, was issued 3,522,936 shares of common stock at par value. As part of his resignation, such shares were returned to the Company.

(2) Mr. Michael Pick was appointed a director of the Company on June 27, 2008. He resigned the position in July 2009. Mr. Pick was issued 110,092 shares of the Company's common stock at par value at the Company's inception, as a founder. As part of his resignation, such shares were returned to the Company.

(3) Mr. Robert Thompson was appointed a director of the Company on June 27, 2008. He resigned the position in July 2009. Mr. Thompson was issued 110,092 shares of the Company's common stock at par value at the Company's inception, as a founder. As part of his resignation, such shares were returned to the Company.

(4)  Mr. Wesley Whiting resigned as a director of the Company in January 2009.


All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Legacy officers and directors are indemnified as provided by the Colorado Revised Statutes and the bylaws.

Under the Colorado Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. The Company's Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with Legacy or its shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful;
(c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

The Company's bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Colorado law; provided, however, that it may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that the Company shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by the board of directors, (c) is provided by the Company, in sole discretion, pursuant to the powers vested under Colorado law or (d) is required to be made pursuant to the bylaws.

The Company's bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Legacy as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

The Company's bylaws provide that no advance shall be made by Legacy to an officer except by reason of the fact that such officer is or was the Company's director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the Company.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


The following table sets forth information with respect to the beneficial ownership of Legacy outstanding common stock by:

o each person who is known by Legacy to be the beneficial owner of five percent (5%) or more of Legacy common stock;

o Legacy chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of December 31, 2008.



                                                       Amount and
                            Name and Address of         Nature of
    Title of Class           Beneficial Owner*      Beneficial Owner   Percent of Class (1)
------------------------ -------------------------- ------------------ ---------------------
                         David Kutchinski
     Common shares       Chief Executive Officer
                         & Director (2)                 3,522,936             35.20%
     Common shares       Michael Pick                    110,092              1.10%
                         Director (2)
     Common shares       Robert Thompson                 110,092              1.10%
                         Director (2)
     Common shares       Wesley Whiting                   2,000               <0.01%
                         Director (3)
     Common shares       Ken Leitmayr                   1,231,008             12.30%
------------------------ -------------------------- ------------------ ---------------------
                         All Directors and
                         Executive Officers as a
                         Group (4 persons)              3,745,120             37.42%
                                                    ------------------ ---------------------

*Address: c/o 7609 Ralston Road, Arvada, CO 80002.

(1) At December 31, 2008, the Company had 10,007,003 shares of its common stock issued and outstanding.

(2) Messrs. Kutchinski, Pick and Thompson resigned as officers and directors of the Company in July 2009, as part of their resignations they returned their shares of common stock to the Company.

(3)  Mr. Whiting resigned as a director of the Company in January 2009.


The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of February 8, 2011.



                                                       Amount and
                            Name and Address of         Nature of
    Title of Class         Beneficial Owner (2)     Beneficial Owner*  Percent of Class (1)
------------------------ -------------------------- ------------------ ---------------------

                         Redgie Green,
     Common shares       Chief Executive Officer
                         & Director                         0                   0%

     Common shares       Ken Leitmayr                   1,231,008             32.98%

     Common shares       Michael A. Littman (3)           341,140             9.14%

     Common shares       Janine Krueter                  275,229              7.37%

     Common shares       Jeffrey McEvoy                  275,229              7.37%

     Common shares       Steve Parkinson                 200,000              5.35%


------------------------ -------------------------- ------------------ ---------------------
                         All Directors and
                         Executive Officers as a
                         Group (1 person)                   0                   0%
                                                    ------------------ ---------------------

(1) At February 8, 2011, the Company had 3,731,772 shares of its common stock issued and outstanding.

(2)  C/O 7609 Ralston Road, Arvada, CO 80002.

(3) Mr. Littman owns 241,140 shares directly and 100,000 shares indirectly through his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions discussed below, the Company has not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Mr. David Kutchinski, the former Chief Executive Officer and Director of the Company, as the founder of World Peace, the Company's subsidiary, was issued 3,522,936 shares of common stock at par value. As part of his resignation in July 2009, such shares were returned to the Company.

Mr. Michael Pick, a former Director of the Company, was issued 110,092 shares of the Company's common stock at par value at World Peace, the Company's subsidiary. As part of his resignation in July 2009, such shares were returned to the Company.

Mr. Robert Thompson, a former Director of the Company was issued 110,092 shares of the Company's common stock at par value at World Peace's inception, as a founder. As part of his resignation in July 2009, such shares were returned to the Company.

Mr. Kutchinski, the former Chief Executive Officer and Director, advanced funds of $34,000 to the Company during the year ended December 31, 2008. Such funds are due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Ronald Chadwick, PC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the year ended December 31, 2008 by Ronald Chadwick, P.C.



                                                                 Year Ended December 31,
                                                          2008                              2007
                                              -----------------------------      ----------------------------
Audit Fees                                                 $0                             $2,500 *

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                                 $0                              $2,500


*Were paid to the Company's prior auditors, Jasper + Hall, PC.

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended December 31, 2008 and 2007


(b)              Exhibit No.      Description
                 -----------      -----------

                 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

                 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

                                *Filed herewith.

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Legacy Technology Holdings, Inc.
Arvada, Colorado

I have audited the accompanying consolidated balance sheets of Legacy Technology Holdings, Inc. (a development stage company) as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from May 8, 2008 (inception of the development stage) through December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legacy Technology Holdings, Inc. as of December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from May 8, 2008 (inception of the development stage) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                   /s/Ronald R.Chadwick, P.C.
                                                      -----------------------
February 9, 2011                                      RONALD R. CHADWICK, P.C.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,         December 31,
                                                                                           2008*                2007*
                                                                                      -----------------    -----------------

Assets
         Current Assets:
                 Cash                                                                            $ 817                  $ -
                                                                                      -----------------    -----------------

         Total Current Assets                                                                      817                    -
                                                                                      -----------------    -----------------
Total Assets                                                                                     $ 817                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 214,176                  $ -
                 Accrued expenses                                                              352,445                    -
                 Advances payable                                                               34,000                    -
                 Convertible notes payable                                                     661,632                    -
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,262,253                    -

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                     1,001                    -
           authorized 10,007,003  shares issued and outstanding
           at December 31, 2008
         Additional paid-in capital                                                         (1,163,655)                   -
         Deficit accumulated during the development stage                                      (98,782)                   -
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,261,436)                   -
                                                                                      -----------------    -----------------

Total liabilities and stockholders' deficit                                                      $ 817                  $ -
                                                                                      =================    =================
* As restated for reverse merger as of July 18, 2008

       See the accompanying notes to these consolidated financial statements.

                                      F-1



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Year Ended          May 8, 2008
                                                  December 31,           (Inception) to
                                              2008*         2007*       December 31, 2008
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------

Operational expenses:
       General and administrative               111,657             -             111,657
       Depreciation and amortization                  -             -                   -
                                           ---------------------------  ------------------

             Total operational expenses         111,657             -             111,657
                                           ---------------------------  ------------------

Loss from operations                           (111,657)            -            (111,657)
                                           ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                       63,481                            63,481
       Interest expense                         (50,606)            -             (50,606)
                                           ---------------------------  ------------------
             Total other expense                 12,875             -              12,875
                                           ---------------------------  ------------------
Net Loss                                      $ (98,782)          $ -           $ (98,782)
                                           ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.01)          $ -
       Fully diluted                              (0.01)            -
                                           ---------------------------
Weighted average number of common
       stock outstanding                      8,567,315             -
                                           ---------------------------

* As restated for reverse merger on July 18, 2008

         See the accompanying notes to these consolidated financial statements.

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                              At December 31, 2008


                                                                                                                    Deficit accum
                                                                                                  Additional            During
                                                         Common Stock                              paid-in           Development
                                                         Number of shares       Amount             Capital              Stage
                                                       ------------------    --------------    -----------------   -----------------

Balances at December 31, 2006*                                         -               $ -                  $ -                 $ -
Net income (loss) for the year                                         -                 -                    -                   -
                                                       ------------------    --------------    -----------------   -----------------
Balances at December 31, 2007*                                         -               $ -                  $ -                 $ -


Issuance of Founders common stock - cash                       4,800,000               480                5,120                   -
Issuance of Founders common stock - services                   4,200,000               420                3,780                   -
Stock issued for Net Liabilities - reverse merger              1,007,003               101           (1,197,555)                  -
Capital contribution - related party                                   -                 -               25,000                   -
Net income (loss) for the year                                         -                 -                    -             (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2008*                             10,007,003           $ 1,001          $(1,163,655)          $ (98,782)
                                                       ==================    ==============    =================   =================
* As restated for reverse merger on July 18, 2008

          See the accompanying notes to these consolidated financial statements.

                                      F-3

                LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                              At December 31, 2008



                                                            Totals
                                                       ----------------

Balances at December 31, 2006*                                     $ -
Net income (loss) for the year                                       -
                                                       ----------------
Balances at December 31, 2007*                                     $ -


Issuance of Founders common stock - cash                         5,600
Issuance of Founders common stock - services                     4,200
Stock issued for Net Liabilities - reverse merger           (1,197,454)
Capital contribution - related party                            25,000
Net income (loss) for the year                                 (98,782)
                                                       ----------------
Balance as of  December 31, 2008*                         $ (1,261,436)
                                                       ================
* As restated for reverse merger on July 18, 2008

 See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             May 8, 2008
                                                                             For the Year Ended             (Inception) to
                                                                                December 31,                 December 31,
                                                                          2008*              2007*               2008
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                          $ (98,782)               $ -          $ (98,782)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                 (63,481)                 -            (63,481)
         Compensatory stock issuance                                           4,200                                 4,200
         Increase in Accounts Payable and Accrued liabilities                 89,781                  -             89,781
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities
         from continuing operations                                          (68,282)                 -            (68,282)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities
         from continuing operations                                                -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital Contribution from related party                              25,000                  -             25,000
         Sale of common stock                                                  5,600                                 5,600
         Proceeds from advances payable                                       34,000                  -             34,000
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities
         from continuing operations                                           64,600                  -             64,600
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                               (3,682)                 -             (3,682)

Cash and Cash Equivalents - Beginning of Period                                4,499                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                      $ 817                $ -              $ 817
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                $ -                $ -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                $ -                $ -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                         $ (1,197,454)               $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============
* As restated for reverse merger on July 18, 2008

       See the accompanying notes to these consolidated financial statements.
                                      F-5


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2008 and 2007

NOTE 1.  Business, Basis of Presentation and Significant Accounting Policies:

Business:

Legacy Technology Holdings, Inc. (the "Company" and/or "Legacy") was incorporated in Colorado in January, 1997. The Company was originally named Life USA, Inc. On May 20, 2008, the Company changed its name to Legacy Technology Holdings, Inc. by filing an amendment to its Article of Incorporation. The Company was organized to engage in any activity or business not in conflict with the laws of the State of Colorado or of the United States of America. As a result of the name change, the Company's trading symbol on the Over-the-Counter Bulletin Board was changed to "LTHO".

Neuro Nutrition, the Company's wholly owned subsidiary, was incorporated on July 23, 2004 in the State of Colorado, and has been in the development stage since.

Basis of Presentation:

Development Stage Enterprise

The Company has not earned any significant revenues from its limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" Among the disclosures required by are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legacy and its wholly-owned subsidiaries, NeuroNutrition, Inc. and Legacy Technology Holdings, Inc. (formerly World Peace Technologies, Inc.) All significant inter-company balances and transactions have been eliminated in consolidation.

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of December 31, 2008, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the year ended December 31, 2008, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

Stock-Based Compensation

The Company adopted the provisions of and accounts for stock-based compensation using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

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

Income Taxes

Provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustment to the tax provision or benefit in the period of enactment.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued Proposed Accounting Standard Update (Topic 450) - Disclosure of Certain Loss Contingencies. This amendment would lower the current disclosure threshold and broaden the current disclosure requirements to provide adequate and timely information to assist users in assessing the likelihood, potential magnitude, and potential timing (if known) of future cash outflows associated with loss contingencies. For public entities, the new guidance would be effective for fiscal years ending after December 15, 2010, and interim and annual periods in subsequent fiscal years. The Company is currently evaluating the impact of the future adoption of the Update.

There were various other accounting standards and interpretations issued in 2008, 2009 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.  Reverse Merger And Acquisition:

Effective July 18, 2008, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and between the Company, LTH Acquisition Corporation ("LTH Acquisition"), a wholly-owned subsidiary of the Company, and World Peace Technologies, Inc. ("World Peace"). As part of the merger, World Peace Technologies, Inc., a Colorado corporation, was merged with LTH Acquisition with World Peace the surviving entity of the merger.

As part of the amended Agreement and Plan of Merger, the Company has issued 9,000,000 shares of its restricted common stock to the shareholders of World Peace, in exchange for all of the issued and outstanding shares of World Peace (9,000,000 shares.)

World Peace was incorporated on May 8, 2008, in the state of Colorado. World Peace was a technology development business that specialized in the development of technologies and products with possible applications to the military.

The transaction in its entirety was accounted for as a reverse acquisition as the shareholders of World Peace retained the majority of the outstanding common stock of the Company after the share exchange. Effective with the Agreement, the Company's stockholders' equity was recapitalized as that of World Peace, or $9,800, while 100% of the assets and liabilities of the Company were recorded as being acquired in the reverse acquisition for its outstanding common shares (1,007,003) on the acquisition date. Subsequent to the August 1, 2008 recapitalization, World Peace and the Company remain separate legal entities (with Legacy as the parent of World Peace.) The accompanying financial statements exclude the financial position, results of operations and cash flows of World Peace prior to the July 18, 2008 acquisition.

If Legacy's activity for 2007 is presented, and its net loss of $74,961 for the period from January 1, 2008 through July 17, 2008 is combined with the Company's net loss of $98,782 for 2008, the pro forma results are as follows:



                                                                          2007                         2008
                                                                          ----                         ----

         Pro forma net income (loss)                                   $   (222,019)             $    (173,743)
                                                                       =============             ==============

         Pro forma net income (loss) per share                         $      (0.02)             $       (0.04)
                                                                       ===============           ==============

         Pro forma weighted average common
              shares outstanding                                          1,007,003                  4,754,948
                                                                       ===============           ==============

NOTE 3.   Going Concern:

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $98,782 for the year ended December 31, 2008, and an accumulated deficit of $98,782 as of December 31, 2008. At December 31, 2008, the Company had a working capital deficit of $1,261,436.

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

NOTE 4.  Notes Payable:

     The Company's non-convertible outstanding notes payable on December 31, 2008 consisted of:

            $ 15,080 Note Payable issued to an investor. Due upon demand. Interest rate is 8%

              10,353      Note payable, issued to vendor.  Due upon demand
             --------
            $ 25,443      Total notes payable outstanding on December 31, 2008.
             ========

NOTE 5.  Convertible Notes Payable:

Convertible notes payable as of December 31, 2008 consisted of the following:

         $ 50,000 Note payable 1, convertible into 151,515 shares with conversion feature expiring in May 2008, due September 30, 2006, incurring interest at 25%, attached to the note are 151,515 warrants exercisable at $0.625 per share, which expired in 2008. The note is secured by a subordinated pledge of inventory and accounts receivable.

         $ 25,000 Note payable 2, convertible into 50,000 shares of Neuro Nutrition, Inc. with conversion feature expiring at end 2007, due September 7, 2006, incurring interest at 10%.

         $ 50,000 Note payable 1, convertible into 151,515 shares with conversion feature expiring in May 2008, due September 30, 2006, incurring interest at 25%, attached to the note are 151,515 warrants exercisable at $0.625 per share, which expired in 2008. The note is secured by a subordinated pledge of inventory and accounts receivable.

         $ 75,000 Note payable 4, convertible into 227,273 shares with conversion feature expiring in May 2008, due September 30, 2006, incurring interest at 25%, attached to the note are 227,273 warrants exercisable at $0.625 per share, which expired in 2008. The note is secured by a subordinated pledge of inventory and accounts receivable.

         $ 20,000 Note payable 5, convertible into 40,000 shares of Neuro Nutrition, Inc. anytime at Holder's option, due February 28, 2007, incurring interest at 20%,attached to the note are 40,000 warrants for Neuro
                       Nutrition, Inc. common stock exercisable at $0.65 per share.

         $ 50,000 Note payable 6, convertible into 100,000 shares of Neuro Nutrition, Inc. anytime at Holder's option, due February 28, 2007, incurring interest at 20%, attached to the note are 100,000 warrants for Neuro Nutrition, Inc. common stock exercisable at $0.65 per share.

         $ 75,000 Note payable 7, convertible into 150,000 shares of Neuro Nutrition, Inc. with conversion feature expiring in May 2008, due May 27, 2006, incurring interest at 10%, attached to the note are 150,000 warrants for Neuro Nutrition, Inc. exercisable at $0.625 per share, which expired in 2008.

         $ 50,000 Note payable 8, convertible into 100,000 shares with conversion feature expiring in November 2008, due November 11, 2006, incurring interest at 10%, attached to the note are 200,000 warrants exercisable at $0.625 per share, which expired in 2008.

         $ 50,000 Note payable 8, convertible into 100,000 shares with conversion feature expiring in November 2008, due November 11, 2006, incurring interest at 10%, attached to the note are 200,000 warrants exercisable at $0.625 per share, which expired in 2008.

         $  5,000      Note payable 10, convertible into 10,000 shares with
                       conversion feature expiring in November 2008, due
                       November 11, 2006, incurring interest at 10%, attached to the note are 20,000 warrants exercisable at $0.625 per share, which expired in 2008.

         $ 50,000 Note payable 11, convertible into 100,000 shares anytime at Holder's option, due December 7, 2006, incurring interest at 10%, attached to the note are 200,000 warrants exercisable at $0.625 per share, which expired in 2008.

         $ 25,000 Note payable 12, convertible into 50,000 shares anytime at Holder's option, due February 20, 2007, incurring interest at 10%, attached to the note are 100,000 warrants exercisable at $0.75 per share, which expired in 2008.

         $  5,000      Note payable 13, convertible into 10,000 shares anytime
                       at Holder's option, due February 28, 2007, incurring interest at 10%, attached to the note are 20,000 warrants exercisable at $0.75 per share, which expired in 2008.

         $ 50,000 Note payable 14, convertible into 125,000 shares anytime at Holder's option, due September 12, 2006, incurring interest at 25%, attached to the note are 250,000 warrants exercisable at $0.75 per share, which expired in 2008. This note is secured by inventory and accounts receivable.

         $ 50,000 Note payable 15, convertible into 125,000 shares anytime at Holder's option, due September 12, 2006, incurring  interest  at 25%,  attached to the
                       note  are  250,000  warrants  exercisable  at
                       $0.75 per share,  which expired in 2008. This
                       note is secured by inventory and
                       accounts receivable.
         --------
         $630,000     Total Convertible notes payable. All these notes, with
         ========     the exception of notes 1, 3, 4, 14 and 15 are unsecured.

As of December 31, 2008, all of the convertible notes described above are in default.

NOTE 6.  Capital Stock Transactions:

At December 31, 2008 the Company had common stock purchase warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

During the year ended December 31, 2008 all of the 1,518,788 outstanding common stock purchase warrants in Legacy Technology Holdings, Inc. expired.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2008 had 290,000 common stock purchase warrants outstanding, with each warrant allowing the holder to purchase one common share of Neuro Nutrition, Inc. During 2008 150,000 of the warrants expired leaving a year end 2008 count of 140,000 Neuro Nutrition, Inc. warrants. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2008.

NOTE 7 - Taxes:

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2028. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                     Estimated NOL            Valuation      Net Tax
   Period Ending     Carry-forward Benefit    Allowance      Benefit
   -------------     ---------------------    ---------      -------

 December 31, 2008        38,525               (38,525)           -

NOTE 8 - Legal Proceedings:

In May 2008 a complaint was filed in the District Court for the County of Boulder, Colorado by product suppliers of the Company (the "Plaintiffs") seeking collection of trade accounts due in the approximate amount of $127,000 plus collection costs. Research of the account by Plaintiff's counsel effectively reduced this amount to approximately $64,000, which is included in the Company's balance sheet liabilities. The case is ongoing at the present time.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 10, 2011
                                          LEGACY TECHNOLOGY HOLDINGS, INC.


                                          /s/Redgie Green
                                          --------------------------------------
                                          Redgie Green, Chief Executive Officer,
                                          Acting Chief Accounting  Officer &
                                          Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 10, 2011
                                          LEGACY TECHNOLOGY HOLDINGS, INC.


                                          /s/Redgie Green
                                          --------------------------------------
                                          Redgie Green, Chief Executive Officer,
                                          Acting Chief Accounting  Officer &
                                          Director