Form 10-K
period 2009-12-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2011-05-10
CIK 1235096

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
                                    ---------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 000-50294

                        LEGACY TECHNOLOGY HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


            Colorado                                     84-1426725
----------------------------------               -----------------------
 State or other jurisdiction of                       I.R.S. Employer
  incorporation or organization                       Identification No.

                       7609 Ralston Road, Arvada, CO 80002
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                (303) 422-8127

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

                                  Common Stock
                                  ------------
                                (Title of class)

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

There were 3,731,772 shares outstanding of the registrant's Common Stock as of February 15, 2011.

                                                                                                    Page
                                                                                                    ----


                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                     1
ITEM 1 A.               Risk Factors                                                                 5
ITEM 1 B.               Unresolved Staff Comments                                                    10
ITEM 2                  Properties                                                                   11
ITEM 3                  Legal Proceedings                                                            11
ITEM 4                  Removed and Reserved                                                         11

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities                                   11
ITEM 6                  Selected Financial Data                                                      12
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                   12
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                   15
ITEM 8                  Financial Statements and Supplementary Data                                  15
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                   16
ITEM 9 A.               Controls and Procedures                                                      16
ITEM 9 A(T).            Controls and Procedures                                                      16
ITEM 9B                 Other Information                                                            17

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                     17
ITEM 11                 Executive Compensation                                                      21
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                         24
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence   26
ITEM 14                 Principal Accounting Fees and Services                                      26

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                     27
SIGNATURES                                                                                          28


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

ITEM 1.  BUSINESS
-----------------


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

The Company entered into an Agreement and Plan of Merger with LTH Acquisition Corporation ("LTH Acquisition"), a wholly-owned subsidiary of the Company, and World Peace Technologies, Inc. ("World Peace") on June 17, 2008. As part of the merger, World Peace Technologies, Inc., a Colorado corporation, was merged with LTH Acquisition and World Peace was the surviving entity of the merger.

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

ITEM 1A.  RISK FACTORS
----------------------


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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

Legacy offices are temporarily located in Arvada, Colorado at 7609 Ralston Road, Arvada, Colorado 80002, which is the address of its corporate counsel.

Legacy does not own any property, real or otherwise.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  REMOVED AND RESERVED.
-----------------------------

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

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


            2009                                High                      Low
            ----                              -------                     ------
         March 31, 2009                       $ 0.50                      $0.25
         June 30, 2009                          0.74                       0.25
         September 30, 2009                     0.30                       0.15
         December 31, 2009                      0.20                       0.15

            2008                                High                      Low
            ----                               -------                   ------
         March 31, 2008                       $ 0.06                      $0.03
         June 30, 2008                          0.90                       0.04
         September 30, 2008                     1.25                       0.51
         December 31, 2008                      0.51                       0.30


As of December 31, 2009, there were approximately 100 shareholders of record of the Company's common stock.

Dividend Policy

Holders of Legacy common stock are entitled to receive such dividends as may be declared by Legacy board of directors. The Company has not declared or paid any dividends on Legacy common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities


The Company did not make any unregistered sales of its securities during the period of January 1, 2009 through December 31, 2009.


Issuer Purchases of Equity Securities

Legacy did not repurchase any shares of its common stock during the quarter ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA
---------------------------------

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Years Ended December 31, 2009 and December 31, 2009

During the years ended December 31, 2009 and 2008, Legacy did not recognize any revenues from its operational activities.

During the year ended December 31, 2009, the Company incurred operational expenses of $112,116 compared to operational expenses of $111,657 during the year ended December 31, 2008. The $459 increase was a result of the $32,227 decrease in consulting fees and a $5,401 decrease in general and administrative expenses offset and by an increase of $40,107 in legal expenses. The decrease in consulting expenses was a direct result of cessation of the World Peace's operations. The increase in legal expenses was a result of the necessity of holding a shareholder meeting in order to appoint a new director and officer of the Company. Management expects that legal expenses and accounting expenses will experience growth in future periods due to the Company's activities continue to focus on the completion of its past due audits and the filing of its financial reports with the Securities and Exchange Commission (SEC).

During the year ended December 31, 2009 and 2008, the Company incurred interest expense of $112,456 and $50,606, respectively.

During the year ended December 31, 2009, the Company recognized net losses of $224,572 compared to a net loss during the year ended December 31, 2008 of $98,782. The increase of $125,331 was a result of the $61,850 increase in interest expense combined with the $63,481 gain on relief of debt recognized during the year ended December 31, 2008.

LIQUIDITY

At December 31, 2009, the Company did not have any current assets and had total current liabilities of $1,486,008 consisting of accounts payable of $297,119, accrued liabilities of $464,901, advance payable of $62,356 and notes payable of $661,632. At December 31, 2009, the Company has a working capital deficit of $1,486,008.

The Company will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. Legacy has secured no sources of loans or private placements, at this time.

During the year ended December 31, 2009, the Company used cash of $29,173 in its operations. During the year ended December 31, 2009, the net losses of $224,572, which were not reconciled for any non-cash items during the year. During the year ended December 31, 2009, accounts payable and accrued liabilities increased by $195,399.

During the year ended December 31, 2008, the Company used cash of $68,282 in its operations. During the year ended December 31, 2008, the net losses of $98,782 were reconciled by the non-cash operating item of $63,481 gain on the settlement of debt and $4,200 in compensatory stock expenses. During the year ended December 31, 2008, the Company incurred a $89,781 increase in its accounts payable and accrued liabilities.

During the years ended December 31, 2009 and 2008, the Company did not use or receive funds from its investing activities.

During the year ended December 31, 2009, the Company received $28,356 from its financing activities. During the year ended December 31, 2008, the Company received funds of $59,000 from its financing activities.

During the year ended December 31, 2008, the Company received funds of $25,000 from a related party. The Company has accounted for such funds as a capital contribution.

During the year ended December 31, 2008, the Company received funds of $28,356 from a related party, such funds are due on demand.

During the year ended, a related party advanced the Company funds of $34,000. Such funds are due on demand.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Legacy Technology Holdings, Inc. for the years ended December 31, 2009 and 2008, appear on F-1.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2009. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Legacy's directors or executive officers as of February 15, 2011.

           Name                    Age                        Position
---------------------------- ---------------- ----------------------------------
Redgie Green                       57         Chief  Executive  Officer,  Acting
                                              Chief Financial Officer and Sole
                                              Director

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

Annual Meeting

The annual meeting of Legacy stockholders is expected to be held at a future date. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at the Legacy' principal office or at such other place as permitted by the laws of the State of Colorado and on such date as may be fixed from time to time by resolution of Legacy board of directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2009 and 2008. The table sets forth this information for Legacy, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of December 31, 2009.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Larry Henson,
Former Chief
Executive Officer    2009        0       0        0        0          0             0             0           0
(1)                  2008        0       0        0        0          0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
David Kutchinski,    2009        0       0        0        0          0             0             0           0
Former Chief         2008        0       0        0        0          0             0             0           0
Executive Officer(2)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

(1) Mr. Larry Henson was appointed the Chief Executive Officer of the Company on December 7, 2009, he resigned the position on October 20, 2010.

2) Mr. David Kutchinski was appointed the Chief Executive Officer of the Company on June 17, 2008. He resigned the position in July 2009. Mr. Kutchinski, as the founder of World Peace, was issued 3,522,936 shares of common stock at par value. As part of his resignation, such shares were returned to the Company.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Legacy does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2009.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2009:


----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------


                  Fees                                Non-equity     Non-qualified
                  earned                              incentive        deferred
      Name        or paid    Stock                       plan        compensation      All other
                   in cash   awards     Option       compensation      earnings       compensation    Total
                     ($)        ($)     awards ($)       ($)              ($)             ($)          ($)
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
David               $ -0-      $ -0-      $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
Kutchinski(1)
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Michael Pick(2)     $ -0-      $ -0-      $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Robert Thompson     $ -0-      $ -0-       $-0-         $ -0-            $-0-            $ -0-        $ -0-
(3)
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Wesley Whiting      $ -0-      $ -0-       $-0-         $ -0-            $-0-            $ -0-        $ -0-
(4)
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Larry Henson (5)    $ -0-      $ -0-       $-0-         $ -0-            $-0-            $ -0-        $ -0-
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

(5) Mr. Larry Henson was appointed the Chief Executive Officer and Director of the Company on December 7, 2009. He resigned both positions on October 20, 2010.

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


ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


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

The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of December 31, 2009.


                                                       Amount and
                            Name and Address of         Nature of
    Title of Class           Beneficial Owner*      Beneficial Owner   Percent of Class (1)
------------------------ -------------------------- ------------------ ---------------------
                         Larry Henson,
     Common shares       Chief Executive Officer
                         & Director (2)                    -0-                  0%

     Common shares       Ken Leitmayr                   1,231,008             32.98%

     Common shares       Michael A. Littman (3)          341,140              9.14%

     Common shares       Janine Krueter                  275,229              7.37%

     Common shares       Jeffrey McEvoy                  275,229              7.37%

     Common shares       Steve Parkinson                 200,000              5.35%

------------------------ -------------------------- ------------------ ---------------------
                         All Directors and
                         Executive Officers as a
                         Group (1 person)                   0                   0%
                                                    ------------------ ---------------------

*Address: c/o 7609 Ralston Road, Arvada, CO 80002.

(1) At December 31, 2009, the Company had 3,731,772 shares of its common stock issued and outstanding.

(2) Mr. Henson resigned as an officer and director of the Company on October 20, 2010.

(3) Mr. Littman owns 241,140 shares of common stock directly and 100,000 shares indirectly through his wife.


The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of February 15, 2011.



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
                                                    ------------------ ---------------------

(1) At February 15, 2011, the Company had 3,731,772 shares of its common stock issued and outstanding.

(2)  C/O 7609 Ralston Road, Arvada, CO 80002.

(3) Mr. Littman owns 241,140 shares of common stock directly and 100,000 shares indirectly through his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Ronald Chadwick, PC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and 2008 by Ronald Chadwick, P.C.


                                                                 Year Ended December 31,
                                                          2009                              2008
                                              -----------------------------      ----------------------------
Audit Fees                                                 $0                                $0

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                                 $0                                $0

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)                             Audited financial statements for years ended
                                December 31, 2009 and 2008


(b)               Exhibit No.        Description
                  -----------        -----------

                 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

                 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*


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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Legacy Technology Holdings, Inc.
Arvada, Colorado

I have audited the accompanying consolidated balance sheets of Legacy Technology Holdings, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from May 8, 2008 (inception of the development stage) through December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legacy Technology Holdings, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from May 8, 2008 (inception of the development stage) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                           /s/ Ronald R. Chadwick, P.C.
February 15, 2011                              RONALD R. CHADWICK, P.C.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                                                                                        December 31,         December 31,
                                                                                            2009                 2008
                                                                                      -----------------    -----------------

Assets
         Current Assets:
                 Cash                                                                              $ -                $ 817
                                                                                      -----------------    -----------------
         Total Current Assets                                                                        -                  817
                                                                                      -----------------    -----------------
Total Assets                                                                                       $ -                $ 817
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
Current liabilities
                 Accounts payable                                                            $ 228,220            $ 214,176
                 Accrued expenses                                                              464,901              352,445
                 Advances payable                                                               62,356               34,000
                 Convertible notes payable                                                     661,632              661,632
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,417,109            1,262,253
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                1,001
           authorized; 3,731,772   and 10,007,003 shares issued and
           outstanding at December 31, 2009  and 2008, respectively
         Additional paid-in capital                                                         (1,163,027)          (1,163,655)
         Deficit accumulated during the development stage                                     (254,455)             (98,782)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,417,109)          (1,261,436)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                        $ -                $ 817
                                                                                      =================    =================
See the accompanying notes to these consolidated financial statements.

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For the Year Ended          May 8, 2008
                                                  December 31,           (Inception) to
                                               2009         2008        December 31, 2009
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------
Operational expenses:
       General and administrative                43,217       111,657             154,874
       Depreciation and amortization                  -             -                   -
                                           ---------------------------  ------------------
             Total operational expenses          43,217       111,657             154,874
                                           ---------------------------  ------------------
Loss from operations                            (43,217)     (111,657)           (223,773)
                                           ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                            -        63,481              63,481
       Interest expense                        (112,456)      (50,606)           (163,062)
                                           ---------------------------  ------------------
             Total other expense               (112,456)       12,875             (99,581)
                                           ---------------------------  ------------------
Net Loss                                     $ (155,673)    $ (98,782)         $ (254,455)
                                           ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.02)      $ (0.01)
       Fully diluted                              (0.02)        (0.01)
                                           ---------------------------
Weighted average number of common
       stock outstanding                      6,869,388     8,567,315
                                           ---------------------------


See the accompanying notes to these consolidated financial statements.




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                                    Deficit accum
                                                                                                  Additional            During
                                                         Common Stock                              paid-in           Development
                                                         Number of shares       Amount             Capital              Stage
                                                       ------------------    --------------    -----------------   -----------------

Balances at December 31, 2006*                                         -               $ -                  $ -                 $ -
Net income (loss) for the year                                         -                 -                    -                   -
                                                       ------------------    --------------    -----------------   -----------------
Balances at December 31, 2007*                                         -                 -                    -                   -

Issuance of Founders common stock - cash                       4,800,000               480                5,120                   -
Issuance of Founders common stock - services                   4,200,000               420                3,780                   -
Stock issued for Net Liabilities - reverse merger              1,007,003               101           (1,197,555)                  -
Capital contribution - related party                                   -                 -               25,000                   -
Net income (loss) for the year                                         -                 -                    -             (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2008*                             10,007,003           $ 1,001          $(1,163,655)          $ (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Cancellation of shares                                        (6,275,231)             (628)                 628                   -
Net income (loss) for the year                                         -                 -                    -            (155,673)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2009                               3,731,772             $ 373          $(1,163,027)         $ (254,455)
                                                       ==================    ==============    =================   =================
* As restated for reverse merger on July 18, 2008

          See the accompanying notes to these consolidated financial statements.

                                      F-4


                LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(continued)

                                                              Totals
                                                         ----------------

Balances at December 31, 2006*                                       $ -
Net income (loss) for the year                                         -
                                                         ----------------
Balances at December 31, 2007*                                         -

Issuance of Founders common stock - cash                           5,600
Issuance of Founders common stock - services                       4,200
Stock issued for Net Liabilities - reverse merger             (1,197,454)
Capital contribution - related party                              25,000
Net income (loss) for the year                                   (98,782)
                                                         ----------------
Balance as of  December 31, 2008*                           $ (1,261,436)
                                                         ----------------
Cancellation of shares                                                 -
Net income (loss) for the year                                  (155,673)
                                                         ----------------
Balance as of  December 31, 2009                            $ (1,417,109)
                                                         ================

* As restated for reverse merger on July 18, 2008

 See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             May 8, 2008
                                                                             For the Year Ended             (Inception) to
                                                                                 December 31,                December 31,
                                                                           2009               2008               2009
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                         $ (155,673)         $ (98,782)        $ (254,455)

Adjustments to reconcile net loss to net cash used
        in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -            (63,481)           (63,481)
         Compensatory Stock issuance                                               -              4,200              4,200
         Changes in operating assets and liabilities:
         Increase in Accounts Payable and Accrued Liabilities                126,500             89,781            216,281
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                             (29,173)           (68,282)           (97,455)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -             25,000             25,000
         Sale of common stock                                                      -              5,600              5,600
         Proceeds from advance payables                                       28,356             34,000             62,356
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                              28,356             64,600             92,956
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                 (817)            (3,682)            (4,499)

Cash and Cash Equivalents - Beginning of Period                                  817              4,499              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                        $ -              $ 817                $ -
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -       $ (1,197,454)      $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.

                                      F-6

                      LEGACY TECHNOLOGY HOLDINGS, INC. AND
                                   SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2009 and 2008

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

World Peace, the Company's wholly owned subsidiary was incorporated in the State of Colorado on May 8, 2008.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legacy and its wholly-owned subsidiaries, Neuro Nutrition, Inc. and Legacy Technology Holdings (formerly World Peace Technologies, Inc.) All significant inter-company balances and transactions have been eliminated in consolidation.

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of December 31, 2009, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the year ended December 31, 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

World Peace was incorporated on May 8, 2008, in the state of Colorado. World Peace was a technology development business that specialized in the development of technologies and products with possible applications to the military. In July 2009, due to an inability to raise capital to support its operations the Company, World Peace ceased technology development efforts. At that time the officer and directors of the Company resigned and returned the 6,275,231 shares of stock they had been issued as part of the merger.

The transaction in its entirety was accounted for as a reverse acquisition as the shareholders of World Peace retained the majority of the outstanding common stock of the Company after the share exchange. Effective with the Agreement, the Company's stockholders' equity was recapitalized as that of World Peace, or $9,800, while 100% of the assets and liabilities of the Company were recorded as being acquired in the reverse acquisition for its outstanding common shares (1,007,003) on the acquisition date. Subsequent to the July 18, 2008 recapitalization, World Peace and the Company remain separate legal entities (with Legacy as the parent of World Peace.) The accompanying financial statements exclude the financial position, results of operations and cash flows of Legacy Technology Holdings, Inc. prior to the July 18, 2008 acquisition.

NOTE 3.   Going Concern:

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The ompany reported a net loss of $155,6732 for the year ended December 31, 2009, and an accumulated deficit of $254,555 as of December 31, 2009. At December 31, 2009, the Company had a working capital deficit of $1,417,109.

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

NOTE 4.  Notes Payable:

The Company's outstanding non-convertible notes payable on December 31, 2009 and 2008 consisted of:

            $ 15,080 Note Payable issued to an investor. Due upon demand. Interest rate is 8%

              10,353       Note payable, issued to vendor.  Due upon demand
             --------
           $  25,443       Total notes payable outstanding on December 31, 2009.
             ========

NOTE 5.  Convertible Notes Payable:

Convertible notes payable as of December 31, 2009 and 2008 consisted of the following:

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

As of December 31, 2009, all of the convertible notes described above are in default.

NOTE 6.  Stock Options and Warrants:

At December 31, 2009 and 2008 the Company had common stock purchase warrant activity as described below.

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

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2008 had 290,000 common stock purchase warrants outstanding, with each warrant allowing the holder to purchase one common share of Neuro Nutrition, Inc. During 2008 150,000 of the warrants expired leaving a year end 2008 count of 140,000 Neuro Nutrition, Inc. warrants. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired in 2009, leaving a 2009 year end balance of 140,000 warrants.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2009.

NOTE 7 - Taxes:

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2029. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward     Valuation      Net Tax
   Period Ending        benefit        Allowance      Benefit
   -------------        -------        ---------      -------

 December 31, 2008        38,525          (38,525)        -
 December 31, 2009        99,237          (99,237)        -


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


                                         LEGACY TECHNOLOGY HOLDINGS, INC.

Dated: May 9, 2011
                                  By:/s/Redgie Green
                                  ------------------
                                  Redgie Green, Chief Executive Officer, Acting Chief Accounting Officer & Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 15, 2011
                                          LEGACY TECHNOLOGY HOLDINGS, INC.



                                By:/s/Redgie Green
                                ------------------
                                Redgie Green, Chief Executive Officer, Acting Chief Accounting Officer & Director