Form 10-Q
period 2010-03-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2012-02-17
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2010

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

                    7609 Ralston Road, Arvada, Colorado 80002
                    -----------------------------------------
                    (Address of principal executive offices)

                                  303-422-8127
                                  ------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 16, 2012, there were 3,731,772 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets - March 31, 2010 and December 31, 2009 (Audited)                         F-1

         Statements of Operations  -
                  Three months ended March 31, 2010 and 2009 and
                  From May 8, 2008 (Inception) to March 31, 2010                                 F-2

         Statements of Cash Flows -
                  Three months ended March 31, 2010 and 2011 and
                  From May 8, 2008 (Inception) to March 31, 2010                                 F-3

         Statements of Changes in Shareholders' Deficit -
                   From May 8, 2008 (Inception) to March 31, 2010                                F-4-5

         Notes to the Financial Statements                                                       F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               3

Item 4. Controls and Procedures                                                                  3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       4

Item 1A.  Risk Factors -  Not Applicable                                                         4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        5

Item 4.  Removed and Reserved                                                                    5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                5
SIGNATURES                                                                                       6


                                                                PART I

ITEM 1. FINANCIAL STATEMENTS



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,           December 31,
                                                                                            2010                 2009
                                                                                        (Unaudited)           (Audited)
                                                                                      -----------------    -----------------


Assets
         Current Assets:
                 Cash                                                                              $ -                  $ -
                                                                                      -----------------    -----------------
         Total Current Assets                                                                        -                    -
                                                                                      -----------------    -----------------
Total Assets                                                                                       $ -                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 233,902            $ 228,220
                 Accrued expenses                                                              492,678              464,901
                 Advances payable                                                               62,356               62,356
                 Convertible notes payable                                                     661,632              661,632
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,450,568            1,417,109
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772   shares issued and outstanding
           at March 31, 2010 and December 31, 2009, respectively
         Additional paid-in capital                                                         (1,163,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (287,914)            (254,455)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,450,568)          (1,417,109)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                        $ -                  $ -
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

                                      F-1



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            For the Three Months Ended     May 8, 2008
                                                    March 31,            (Inception) to
                                               2010         2009         March 31, 2010
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------
Operational expenses:
       General and administrative                 5,682        29,653             160,556
       Depreciation and amortization                  -             -                   -
                                           ---------------------------  ------------------
             Total operational expenses           5,682        29,653             160,556
                                           ---------------------------  ------------------
Loss from operations                             (5,682)      (29,653)           (160,556)
                                           ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                            -             -              63,481
       Interest expense                         (27,777)      (28,114)           (190,839)
                                           ---------------------------  ------------------
             Total other expense                (27,777)      (28,114)           (127,358)
                                           ---------------------------  ------------------
Net Loss                                      $ (33,459)    $ (57,767)         $ (287,914)
                                           ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.01)            *
       Fully diluted                              (0.01)            *
                                           ---------------------------
Weighted average number of common
       stock outstanding                      3,731,772     3,731,772
                                           ---------------------------
* Less than $(0.01) per share.

See the accompanying notes to these consolidated financial statements.

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                             May 8, 2008
                                                                         For The Three Months Ended         (Inception) to
                                                                                  March 31,                   March 31,
                                                                           2010               2009               2010
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                          $ (33,459)         $ (57,767)        $ (287,914)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -            (63,481)           (63,481)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
         Increase in Accounts Payable and Accrued Liabilities                 33,459             92,075            249,740
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                                   -            (29,173)           (97,455)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Proceeds from advance payables                                            -             28,375             62,356
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                                   -             28,375             92,956
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                    -               (798)            (4,499)

Cash and Cash Equivalents - Beginning of Period                                    -                817              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                        $ -               $ 19                $ -
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -       $ (1,197,454)      $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.

                                      F-3



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                                                                    Deficit accum
                                                                                                  Additional            During
                                                         Common Stock                              paid-in           Development
                                                         Number of shares       Amount             Capital              Stage
                                                       ------------------    --------------    -----------------   -----------------

Balances at December 31, 2007*                                        -               $ -                  $ -                 $ -

Issuance of Founders common stock - cash                       4,800,000               480                5,120                   -
Issuance of Founders common stock - services                   4,200,000               420                3,780                   -
Stock issued for Net Liabilities - reverse merger              1,007,003               101           (1,197,555)                  -
Capital contribution - related party                                   -                 -               25,000                   -
Net income (loss) for the year                                         -                 -                    -             (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2008*                             10,007,003           $ 1,001          $(1,163,655)          $ (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Cancellation of shares                                        (6,275,231)             (628)                 628                   -
Net income (loss) for the year                                         -                 -                    -            (155,673)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2009                               3,731,772               373           (1,163,027)           (254,455)
                                                       ------------------    --------------    -----------------   -----------------
Net income (loss) for the period                                       -                 -                    -             (33,459)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of March 31, 2010                                   3,731,772             $ 373          $(1,163,027)         $ (287,914)
                                                       ------------------    --------------    -----------------   -----------------

* As restated for reverse merger on July 18, 2008

          See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

(continued)
                                                               Totals
                                                          ----------------
Balances at December 31, 2007*                                       $ -

Issuance of Founders common stock - cash                            5,600
Issuance of Founders common stock - services                        4,200
Stock issued for Net Liabilities - reverse merger              (1,197,454)
Capital contribution - related party                               25,000
Net income (loss) for the year                                    (98,782)
                                                          ----------------
Balance as of  December 31, 2008*                            $ (1,261,436)
                                                          ----------------
Cancellation of shares                                                  -
Net income (loss) for the year                                   (155,673)
                                                          ----------------
Balance as of  December 31, 2009                               (1,417,109)
                                                          ----------------
Net income (loss) for the period                                  (33,459)
                                                          ----------------
Balance as of March 31, 2010                                 $ (1,450,568)
                                                          ----------------

* As restated for reverse merger on July 18, 2008

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                      For Three Months Ended March 31, 2010
                                   (Unaudited)

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Legacy and its wholly-owned subsidiaries, Neuro Nutrition, Inc. and Legacy Technology Holdings (formerly World Peace Technologies, Inc.) All significant inter-company balances and transactions have been eliminated in consolidation.

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of March 31, 2010, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

There were various other accounting standards and interpretations issued in 2010 and 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 20089 the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's unaudited financial statements for the three months ended March 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $33,459 for the three months ended March 31, 2010, and an accumulated deficit of $287,914 as of March 31, 2010. At March 31, 2010, the Company had a working capital deficit of $1,450,568.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on March 31, 2010 and December 31, 2009 consisted of:

         $ 15,080         Note Payable issued to an investor. Due upon demand.
                          Interest rate is 8%

           10,353         Note payable, issued to vendor.  Due upon demand
         --------
         $ 25,443         Total notes payable outstanding on March 31, 2010 and
         ========         December 31, 2009.

NOTE 4.  Convertible Notes Payable:

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

As of March 31, 2010, all of the convertible notes described above are in default.

NOTE 5.  Stock Options and Warrants:

At March 31, 2010, the Company had common stock purchase warrant activity as described below.

Non-employee stock options

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2009, had 140,000 common stock purchase warrants outstanding, with each warrant allowing the holder to purchase one common share of Neuro Nutrition, Inc. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired during the three months ended March 31, 2010, leaving a balance of 140,000 warrants.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at March 31, 2010.

NOTE 6 - Taxes:

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward     Valuation      Net Tax
   Period Ending        benefit        Allowance      Benefit
   -------------        -------        ---------      -------

 December 31, 2009        99,237       (99,237)          -



                     Estimated NOL
                     Carry-forward     Valuation      Net Tax
   Period Ending        benefit        Allowance      Benefit
   -------------        -------        ---------      -------

  March 31, 2010         101,564       (101,564)         -


NOTE 7 - Legal Proceedings:

In May 2008, a complaint was filed in the District Court for the County of Boulder, Colorado by product suppliers of the Company (the "Plaintiffs") seeking collection of trade accounts due in the approximate amount of $127,000 plus collection costs. Research of the account by Plaintiff's counsel effectively reduced this amount to approximately $64,000, which is included in the Company's balance sheet liabilities. The case is ongoing at the present time.

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

PLAN OF OPERATIONS

We had we had no revenues during the three months ended March 31, 2010. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended March 31, 2010 and 2009, we did not recognize any revenues from our operations.

During the three months ended March 31, 2010, we incurred general and administrative expenses of $5,682 compared to $29,653 during the three months ended March 31, 2009. The decrease of $23,971 was a result our lack of operations in the World Peace subsidiary.

During the three months ended March 31, 2010, we incurred a net loss of $33,459, compared to $57,767 during the three months ended March 31, 2009. The decrease of $24,308 is a result of the $23,971 decrease in general and administrative expenses combined with a $337 decrease in interest expense.

LIQUIDITY

We have no cash or other liquid assets at March 31, 2010, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2010, we did not receive or use cash from our operational activities. During the three months ended March 31, 2010, we recognized a net loss of $33,459 and did not have any non-cash adjustments to net losses.

During the three months ended March 31, 2009, we used $68,282 in cash in our operations. During the three months ended, we recognized a net loss of $98,782 and made non-cash adjustment to net loss of a gain $63,481 in debt relief.

During the three months ended March 31, 2010 and 2009 we did not use or receive any funds from investment activities.

During the three months ended March 31, 2010, we did not receive or use any funds from our financing activities. During the three months ended March 31, 2009, we received $64,600 from our financing activities, include the advance of $28,375 from a related party, which is due on demand.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2010 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of March 31, 2010. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

            NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE.


ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

            NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1         Certification   of  Principal   Executive  and
                          Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                LEGACY TECHNOLOGY HOLDINGS, INC.
                                                Registrant)



Dated:   February 17, 2012                    By: /s/Redgie Green
                                                  ---------------
                                                     Redgie Green (Principal
                                                     Executive Officer,
                                                     President and Chief
                                                     Executive Officer)