Form 10-K
period 2010-12-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2012-05-31
CIK 1235096

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010

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


        Title of each class                     Name of each exchange
            registered                           on which registered
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

There were 3,731,772 shares outstanding of the registrant's Common Stock as of May 30, 2012.




                                                                                                     Page
                                                                                                     -----

                                TABLE OF CONTENTS

                                     PART I

ITEM 1                  Business                                                                       1
ITEM 1 A.               Risk Factors                                                                   5
ITEM 1 B.               Unresolved Staff Comments                                                      9
ITEM 2                  Properties                                                                     9
ITEM 3                  Legal Proceedings                                                             10
ITEM 4                  Removed and Reserved                                                          10

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchses of Equity Securities                                          10
ITEM 6                  Selected Financial Data                                                       11
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                    11
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                    14
ITEM 8                  Financial Statements and Supplementary Data                                   14
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                    14
ITEM 9 A.               Controls and Procedures
ITEM 9 A(T).            Controls and Procedures                                                       14
ITEM 9B                 Other Information                                                             15

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                       15
ITEM 11                 Executive Compensation                                                        17
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                           20
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence     21
ITEM 14                 Principal Accounting Fees and Services                                        22

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                       23
SIGNATURES


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

HISTORY OFLEGACY TECHNOLOGY HOLDINGS, INC.

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

Neuro Nutrition was the Company's wholly owned subsidiary, was incorporated on July 23, 2004 in the State of Colorado. In January 2007, the Company ceased the operations of Neuro Nutrition.

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

ITEM 1A.  RISK FACTORS
----------------------


                          GENERAL BUSINESS RISK FACTORS

Legacy business is a development stage company and unproven and therefore risky.
--------------------------------------------------------------------------------

The Company has only very recently adopted the business plan described herein and above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise, especially in view of the intense competition from existing businesses in the industry.

The Company has a lack of revenue  history and  investors  cannot view  Legacy's
--------------------------------------------------------------------------------
past performance since it is a start-up company.
-----------------------------------------------

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

Legacy  may have a  shortage  of  working  capital  in the  future  which  could
--------------------------------------------------------------------------------
jeopardize the Company's ability to carry out its business plan.
----------------------------------------------------------------

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

Legacy's  officers and directors may have conflicts of interest which may not be
--------------------------------------------------------------------------------
resolved favorably to the Company.
---------------------------------

Certain conflicts of interest may exist between Legacy and its officers and directors. The Company's Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to Legacy business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to Legacy. Legacy's sole officer is spending part-time in this business - up to 5 hours per week.

The Company will need additional  financing for which Legacy has no commitments,
--------------------------------------------------------------------------------
and this may jeopardize execution of the Company's business plan.
----------------------------------------------------------------

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

The  Company  may in the future  issue more  shares  which could cause a loss of
--------------------------------------------------------------------------------
control by its present management and current stockholders.
----------------------------------------------------------

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

Legacy will depend upon  management  but it will have limited  participation  of
--------------------------------------------------------------------------------
management.
----------

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

The  Company's  officer and  director  may have  conflicts  of  interests  as to
--------------------------------------------------------------------------------
corporate opportunities which it may not be able or allowed to participate in.
------------------------------------------------------------------------------

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

We intend to pursue the acquisition of an operating business.
------------------------------------------------------------

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

Scarcity of, and competition for, business opportunities and combinations.
-------------------------------------------------------------------------

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

We have not executed any formal  agreement for a business  combination  or other
--------------------------------------------------------------------------------
transaction and have established no standards for business combinations.
-----------------------------------------------------------------------

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

We may depend upon outside  advisors,  who may not be  available  on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
-------------------

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

The  Company  has agreed to  indemnification  of officers  and  directors  as is
--------------------------------------------------------------------------------
provided by Colorado Revised Statute.
------------------------------------

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

Legacy directors' liability to the Company and shareholders is limited
----------------------------------------------------------------------

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

                     RISK FACTORS RELATED TO LEGACY'S STOCK

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of the Company's securities.
---------------------------

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

Legacy will pay no foreseeable dividends in the future.
-------------------------------------------------------

Legacy has not paid dividends on its common stock and do not ever anticipate paying such dividends in the foreseeable future.

Rule 144 sales in the future may have a depressive effect on Legacy stock price.
--------------------------------------------------------------------------------

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

Legacy stock will in all  likelihood be thinly traded and as a result you may be
--------------------------------------------------------------------------------
unable  to sell at or near ask  prices or at all if you need to  liquidate  your
--------------------------------------------------------------------------------
shares.
-------

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
---------------------------------

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


ITEM 4.  REMOVED AND RESERVED.
-----------------------------


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------


Market Information

Starting May 31, 2006, the Company's shares were traded on the Over-the-Counter Bulletin Board Market under the trading symbol "LFIU ". On May 2008, as a result of the Company changing its name to Legacy Technology, Inc, the trading symbol was changed to "LTHO." The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.


            2010                              High                        Low
            ----                             -------                     ------
         March 31, 2010                      $ 0.12                      $0.11
         June 30, 2010                         0.10                       0.06
         September 30, 2010                    0.06                       0.06
         December 31, 2010                     0.13                       0.13

            2009                             High                         Low
            ----                            -------                      ------
         March 31, 2009                      $ 0.50                      $0.25
         June 30, 2009                         0.74                       0.25
         September 30, 2009                    0.30                       0.15
         December 31, 2009                     0.20                       0.15


As of December 31, 2010, there were approximately 100 shareholders of record of the Company's common stock.

Dividend Policy

Holders of Legacy common stock are entitled to receive such dividends as may be declared by Legacy board of directors. The Company has not declared or paid any dividends on Legacy common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities


The Company did not make any unregistered sales of its securities during the period of January 1, 2010 through December 31, 2010.


Issuer Purchases of Equity Securities

Legacy did not repurchase any shares of its common stock during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

PLAN OF OPERATIONS
-----------------

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

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

PLAN OF OPERATIONS
-----------------

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

For the Years Ended December 31, 2010 and December 31, 2009

During the years ended December 31, 2010 and 2009, Legacy did not recognize any revenues from its operational activities.

During the year ended December 31, 2010, the Company incurred operational expenses of $13,514 compared to operational expenses of $43,217 during the year ended December 31, 2008. The $29,703 decrease was a result of the $28,973 decrease in consulting fees and a $730 decrease in general and administrative expenses offset. The decrease in consulting expenses was a direct result of cessation of the World Peace's operations. Management expects that legal expenses and accounting expenses will experience growth in future periods due to the Company's activities which continue to be focus on the completion of its past due audits and the filing of its financial reports with the Securities and Exchange Commission (SEC).

During the year ended December 31, 2010 and 2009, the Company incurred interest expense of $112,456 and $112,456, respectively.

During the year ended December 31, 2010, the Company recognized net losses of $125,970 compared to a net loss during the year ended December 31, 2009 of $155,673. The decrease of $29,703 was a result of the $29,703 decrease in operational expenses.

LIQUIDITY
---------

At December 31, 2010, the Company did not have any current assets and had total current liabilities of $1,543,079 consisting of accounts payable of $241,734, accrued liabilities of $577,357, advance payable of $62,356 and notes payable of $661,632. At December 31, 2010, the Company has a working capital deficit of $1,543,790.

The Company will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. Legacy has secured no sources of loans or private placements, at this time.

During the year ended December 31, 2010, the Company did not use cash in its operations. During the years ended December 31, 2010, the net losses of $125,970, which were not reconciled for any non-cash items during the year. During the year ended December 31, 2010, accounts payable and accrued liabilities increased by $125,970.

During the year ended December 31, 2009, the Company used cash of $28,356 in its operations. During the year ended December 31, 2009, the net losses of $155,673 were not reconciled for any non-cash items. During the year ended December 31, 2009, the Company incurred a $127,317 increase in its accounts payable and accrued liabilities.

During the years ended December 31, 2010 and 2009, the Company did not use or receive funds from its investing activities.

During the year ended December 31,2010, the Company did not receive or use funds in its financing activities.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Legacy Technology Holdings, Inc. for the years ended December 31, 2010 and 2009, appear on page F-1.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2010 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2010. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Legacy's directors or executive officers as of February 25, 2012.

           Name                    Age                        Position
---------------------------- ---------------- ----------------------------------
Redgie Green                       59         Chief  Executive  Officer,  Acting
                                              Chief Financial Officer and Sole
                                              Director


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

Biographical Information

Current Officer and Director

Redgie Green - Chief Executive Officer and Director

On October 20, 2010, Mr. Reginald Green was appointed the Chief Executive Officer and a Director of the Company.

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

Former Officer and Director

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


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2010, 2009 and 2008. The table sets forth this information for Legacy, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2010.

                      SUMMARY EXECUTIVES COMPENSATION TABLE


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
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

Redgie Green,
Chief Executive
Officer (1)          2010        0       0        0        0          0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Larry Henson,        2010        0       0        0        0          0             0             0           0
Former Chief         2009        0       0        0        0          0             0             0           0
Executive Officer(2)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
David Kutchinski,    2009        0       0        0        0          0             0             0           0
Former Chief         2008        0       0        0        0          0             0             0           0
Executive Officer(3)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------


(1) Mr. Redgie Green was appointed the Chief Executive Officer of the Company on October 20, 2010.

(2) Mr. Larry Henson was appointed the Chief Executive Officer of the Company on December 7, 2009, he resigned the position on October 20, 2010.

(3) Mr. David Kutchinski was appointed the Chief Executive Officer of the Company on June 17, 2008. He resigned the position in July 2009. Mr. Kutchinski, as the founder of World Peace, was issued 3,522,936 shares of common stock at par value. As part of his resignation, such shares were returned to the Company.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Legacy does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2010.

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

Compensation Committee Interlocks and Insider Participation

The Legacy board of directors in its entirety acts as the compensation committee for the Company. Mr. Green is the Chief Executive Officer and the sole Director of the Company.


                              Director Compensation

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2010:



                  Fees                                Non-equity     Non-qualified
                  earned                              incentive        deferred
      Name        or paid    Stock                       plan        compensation      All other
                   in cash   awards     Option       compensation      earnings       compensation    Total
                     ($)        ($)     awards ($)       ($)              ($)             ($)          ($)
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Redgie Green (1)    $ -0-      $ -0-      $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Larry Henson (2)    $ -0-      $ -0-       $-0-         $ -0-            $-0-            $ -0-        $ -0-
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------


(1) Mr. Redgie Green was appointed the Chief Executive Officer and a Director of the Company on October 20, 2010.

(2) Mr. Larry Henson was appointed the Chief Executive Officer and Director of the Company on December 7, 2009. He resigned both positions on October 20,
     2010.

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

The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of December 31, 2010.


                                                       Amount and
                            Name and Address of         Nature of
    Title of Class           Beneficial Owner*      Beneficial Owner   Percent of Class (1)
------------------------ -------------------------- ------------------ ---------------------
                         Redgie Green,
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
                                                    ------------------ ---------------------

*Address: c/o 7609 Ralston Road, Arvada, CO 80002.

(1) At December 31, 2010, the Company had 3,731,772 shares of its common stock issued and outstanding.

(2) Mr. Green was appointed the Chief Executive Officer and a director of the Company on October 20, 2010.

(3) Mr. Littman owns 241,140 shares of common stock directly and 100,000 shares indirectly through his wife.

The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of May 30, 2012.


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

(1) At May 30, 2012, the Company had 3,731,772 shares of its common stock issued and outstanding.

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

The following table represents aggregate fees billed to the Company for the years ended December 31, 2010 and 2009 by Ronald Chadwick, P.C.



                                                                 Year Ended December 31,
                                                          2010                              2009
                                              -----------------------------      ----------------------------

Audit Fees                                               $5,000                              $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                               $5,000                              $0

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended December 31, 2010 and 2009


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



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                                                                                        December 31,         December 31,
                                                                                            2010                 2009
                                                                                      -----------------    -----------------

Total Assets                                                                                       $ -                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 241,734            $ 297,119
                 Accrued expenses                                                              577,357              464,901
                 Advances payable                                                               62,356               62,356
                 Convertible notes payable                                                     661,632              661,632
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,543,079            1,486,008
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772  shares issued and outstanding
           at December 31, 2010  and 2009, respectively
         Additional paid-in capital                                                         (1,163,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (380,425)            (323,354)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,543,079)          (1,486,008)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                        $ -                  $ -
                                                                                      =================    =================
See the accompanying notes to these consolidated financial statements.

                                      F-1



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Year Ended          May 8, 2008
                                                   December 31,          (Inception) to
                                               2010         2009        December 31, 2010
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------
Operational expenses:
       General and administrative                13,514        43,217             168,388
                                           ---------------------------  ------------------
             Total operational expenses          13,514        43,217             168,388
                                           ---------------------------  ------------------
Loss from operations                            (13,514)      (43,217)           (168,388)
                                           ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                            -             -              63,481
       Interest expense                        (112,456)     (112,456)           (275,518)
                                           ---------------------------  ------------------
             Total other expense               (112,456)     (112,456)           (212,037)
                                           ---------------------------  ------------------
Net Loss                                     $ (125,970)   $ (155,673)         $ (380,425)
                                           ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.03)      $ (0.02)
       Fully diluted                              (0.03)        (0.02)
                                           ---------------------------
Weighted average number of common
       stock outstanding                      3,731,772     6,869,388
                                           ---------------------------


See the accompanying notes to these consolidated financial statements.

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                                    Deficit accum
                                                                                                  Additional            During
                                                         Common Stock                              paid-in           Development
                                                         Number of shares       Amount             Capital              Stage
                                                       ------------------    --------------    -----------------   -----------------

Balances at December 31, 2006*                                         -               $ -                  $ -                 $ -
Net income (loss) for the year                                         -                 -                    -                   -
                                                       ------------------    --------------    -----------------   -----------------
Balances at December 31, 2007*                                         -                 -                    -                   -

Issuance of Founders common stock - cash                       4,800,000               480                5,120                   -
Issuance of Founders common stock - services                   4,200,000               420                3,780                   -
Stock issued for Net Liabilities - reverse merger              1,007,003               101           (1,197,555)                  -
Capital contribution - related party                                   -                 -               25,000                   -
Net income (loss) for the year                                         -                 -                    -             (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2008*                             10,007,003             1,001           (1,163,655)            (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Cancellation of shares                                        (6,275,231)             (628)                 628                   -
Net income (loss) for the year                                         -                 -                    -            (155,673)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2009                               3,731,772               373           (1,163,027)           (254,455)
                                                       ------------------    --------------    -----------------   -----------------
Net income (loss) for the year                                         -                 -                    -            (125,970)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of December 31, 2010                                3,731,772             $ 373          $(1,163,027)         $ (380,425)
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

                                      F-3

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(continued)



                                                             Totals
                                                        ---------------


Balances at December 31, 2006*                                      $ -
Net income (loss) for the year                                        -
                                                        ----------------
Balances at December 31, 2007*                                        -

Issuance of Founders common stock - cash                          5,600
Issuance of Founders common stock - services                      4,200
Stock issued for Net Liabilities - reverse merger            (1,197,454)
Capital contribution - related party                             25,000
Net income (loss) for the year                                  (98,782)
                                                        ----------------
Balance as of  December 31, 2008*                            (1,261,436)
                                                        ----------------
Cancellation of shares                                                -
Net income (loss) for the year                                 (155,673)
                                                        ----------------
Balance as of  December 31, 2009                             (1,417,109)
                                                        ----------------
Net income (loss) for the year                                 (125,970)
                                                        ----------------
Balance as of December 31, 2010                            $ (1,543,079)
                                                        ================


* As restated for reverse merger on July 18, 2008


 See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             May 8, 2008
                                                                             For the Year Ended             (Inception) to
                                                                                December 31,                 December 31,
                                                                           2010               2009               2010
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                         $ (125,970)        $ (155,673)        $ (380,425)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -                  -            (63,481)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
         Increase in Accounts Payable and Accrued Liabilities                125,970            127,317            342,251
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                                   -            (28,356)           (97,455)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Proceeds from advance payables                                            -             28,356             62,356
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                                   -             28,356             92,956
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                    -                  -             (4,499)

Cash and Cash Equivalents - Beginning of Period                                    -                817              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                        $ -                $ -                $ -
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2010 and 2009

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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of December 31, 2010 and 2009, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2010 and 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $125,970 for the year ended December 31, 2010, and an accumulated deficit of $380,425 as of December 31, 2010. At December 31, 2010, the Company had a working capital deficit of $1,543,079.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on December 31, 2010 and 2009, consisted of:

           $ 15,080         Note Payable issued to an investor. Due upon demand.
                                    Interest rate is 8%

             10,353         Note payable, issued to vendor.  Due upon demand
            --------
           $ 25,443         Total notes payable outstanding on December 31, 2010
             ======         and 2009.

NOTE 4.  Convertible Notes Payable:

Convertible notes payable as of December 31, 2010 and 2009 consisted of the following:

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

As of December 31, 2010, all of the convertible notes described above are in default.

NOTE 5.  Stock Options and Warrants:

At December 31, 2010 and 2009 the Company had common stock purchase warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2009 had 140,000 common stock purchase warrants outstanding. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired in 2009 or 2010, leaving a 2010 year end balance of 140,000 warrants.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2009 or 2010.

NOTE 6.   Taxes:

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2030. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.


The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward      Valuation     Net Tax
   Period Ending        benefit         Allowance     Benefit
   -------------        -------         ---------     -------

 December 31, 2009       $50,891        $(50,891)          -



                     Estimated NOL
                     Carry-forward      Valuation      Net Tax
   Period Ending        benefit         Allowance      Benefit
   -------------        -------         ---------      -------

 December 31, 2010       $76,085        $(76,085)           -


NOTE 7 - Legal Proceedings:

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


                                    LEGACY TECHNOLOGY HOLDINGS, INC.

Dated: May 30, 2012
                                    By:/s/Redgie Green
                                    ------------------

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

Dated: May 30, 2011
                                    LEGACY TECHNOLOGY HOLDINGS, INC.


                                    By:/s/Redgie Green
                                       ----------------
                                          Redgie Green, Chief Executive Officer,
                                          Acting Chief Accounting Officer &
                                          Director