Form 10-Q
period 2011-03-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2012-07-19
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2011

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

As of July 12, 2012, there were 3,731,772 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - March 31, 2011 and December 31, 2011 (Audited)                         F-1

         Statements of Operations  -
                  Three months ended March 31, 2011 and 2010 and
                  From May 8, 2008 (Inception) to March 31, 2011                                 F-2

         Statements of Changes in Shareholders' Deficit -
                   From May 8, 2008 (Inception) to March 31, 2011                                F-3-4

         Statements of Cash Flows -
                  Three months ended March 31, 2011 and 2010 and
                  From May 8, 2008 (Inception) to March 31, 2011                                 F-5

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


                                                                PART I

ITEM 1. FINANCIAL STATEMENTS



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,           December 31,
                                                                                            2011                 2010
                                                                                        (Unaudited)           (Audited)
                                                                                      -----------------    -----------------

Assets
         Current Assets:
                 Cash                                                                              $ -                  $ -
                                                                                      -----------------    -----------------
         Total Current Assets                                                                        -                    -
                                                                                      -----------------    -----------------
Total Assets                                                                                       $ -                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 251,898            $ 297,119
                 Accrued expenses                                                              605,134              464,901
                 Advances payable                                                               62,356               62,356
                 Convertible notes payable                                                     661,632              661,632
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,581,020            1,486,008
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772   shares issued and outstanding
           at March 31, 2011 and December 31, 2010, respectively
         Additional paid-in capital                                                         (1,163,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (418,366)            (323,354)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,581,020)          (1,486,008)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                        $ -                  $ -
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


                                      F-1




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            For the Three Months Ended     May 8, 2008
                                                   March 31,             (Inception) to
                                               2011         2010         March 31, 2011
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------
Operational expenses:
       General and administrative                10,164         5,682             178,552
       Depreciation and amortization                  -             -                   -
                                           ---------------------------  ------------------
             Total operational expenses          10,164         5,682             178,552
                                           ---------------------------  ------------------
Loss from operations                            (10,164)       (5,682)           (178,552)
                                           ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                            -             -              63,481
       Interest expense                         (27,777)      (27,777)           (303,295)
                                           ---------------------------  ------------------

             Total other expense                (27,777)      (27,777)           (239,814)
                                           ---------------------------  ------------------
Net Loss                                      $ (37,941)    $ (33,459)         $ (418,366)
                                           ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.01)            *
       Fully diluted                              (0.01)            *
                                           ---------------------------
Weighted average number of common
       stock outstanding                      3,731,772     3,731,772
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

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                                    Deficit accum
                                                                                                  Additional            During
                                                         Common Stock                              paid-in           Development
                                                         Number of shares       Amount             Capital              Stage
                                                       ------------------------------------    -----------------   -----------------
Balances at December 31, 2006*                                         -               $ -                  $ -                 $ -
Net income (loss) for the year                                         -                 -                    -                   -
                                                       ------------------    --------------    -----------------   -----------------
Balances at December 31, 2007*                                         -                 -                    -                   -

Issuance of Founders common stock - cash                       4,800,000               480                5,120                   -
Issuance of Founders common stock - services                   4,200,000               420                3,780                   -
Stock issued for Net Liabilities - reverse merger              1,007,003               101           (1,197,555)                  -
Capital contribution - related party                                   -                 -               25,000                   -
Net income (loss) for the year                                         -                 -                    -             (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2008*                             10,007,003             1,001           (1,163,655)            (98,782)
                                                       ------------------    --------------    -----------------   -----------------
Cancellation of shares                                        (6,275,231)             (628)                 628                   -
Net income (loss) for the year                                         -                 -                    -            (155,673)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of  December 31, 2009                               3,731,772               373           (1,163,027)           (254,455)
                                                       ------------------    --------------    -----------------   -----------------
Net income (loss) for the year                                         -                 -                    -            (125,970)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of December 31, 2010                                3,731,772               373           (1,163,027)           (380,425)
                                                       ------------------    --------------    -----------------   -----------------
Net income (loss) for the period                                       -                 -                    -             (37,941)
                                                       ------------------    --------------    -----------------   -----------------
Balance as of March 31, 2011                                   3,731,772             $ 373          $(1,163,027)         $ (418,366)
                                                       ==================    ==============    =================   =================

* As restated for reverse merger on July 18, 2008

          See the accompanying notes to these consolidated financial statements.
                                      F-3



                LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(continued)


                                                        Totals
                                                     ---------------

Balances at December 31, 2006*                                   $ -
Net income (loss) for the year                                     -
                                                     ----------------
Balances at December 31, 2007*                                     -

Issuance of Founders common stock - cash                       5,600
Issuance of Founders common stock - services                   4,200
Stock issued for Net Liabilities - reverse merger         (1,197,454)
Capital contribution - related party                          25,000
Net income (loss) for the year                               (98,782)
                                                     ----------------
Balance as of  December 31, 2008*                         (1,261,436)
                                                     ----------------
Cancellation of shares                                             -
Net income (loss) for the year                              (155,673)
                                                     ----------------
Balance as of  December 31, 2009                          (1,417,109)
                                                     ----------------
Net income (loss) for the year                              (125,970)
                                                     ----------------
Balance as of December 31, 2010                           (1,543,079)
                                                     ----------------
Net income (loss) for the period                             (37,941)
                                                     ----------------
Balance as of March 31, 2011                            $ (1,581,020)
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



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             May 8, 2008
                                                                         For The Three Months Ended         (Inception) to
                                                                                  March 31,                    March 31,
                                                                           2011               2010               2011
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                          $ (37,941)         $ (33,459)        $ (418,366)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -                  -            (63,481)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
         Increase in Accounts Payable and Accrued Liabilities                 37,941             33,459            380,192
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                                   -                  -            (97,455)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Proceeds from advance payables                                            -                  -             62,356
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                                   -                  -             92,956
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                    -                  -             (4,499)

Cash and Cash Equivalents - Beginning of Period                                    -                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                        $ -                $ -                $ -
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.


                                      F-5

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                      For Three Months Ended March 31, 2011
                                   (Unaudited)

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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of March 31, 2011, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

There were various other accounting standards and interpretations issued in 2011 and 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 20089 the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's unaudited financial statements for the three months ended March 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $37,974 for the three months ended March 31, 2011, and an accumulated deficit of $418,366 as of March 31, 2011. At March 31, 2011, the Company had a working capital deficit of $1,581,020.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on March 31, 2011 and December 31, 2010 consisted of:

         $ 15,080         Note Payable issued to an investor. Due upon demand.
                          Interest rate is 8%

           10,353         Note payable, issued to vendor.  Due upon demand
          --------
         $ 25,443         Total notes payable outstanding on March 31, 2010 and
           =======        December 31, 2009.

NOTE 4.  Convertible Notes Payable:

Convertible notes payable as of March 31, 2011 and December 31, 2010 consisted of the following:

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

As of March 31, 2011, all of the convertible notes described above are in default.

NOTE 5.  Stock Options and Warrants:

At March 31, 2011, the Company had common stock purchase warrant activity as described below.

Non-employee stock options

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2009, had 140,000 common stock purchase warrants outstanding, with each warrant allowing the holder to purchase one common share of Neuro Nutrition, Inc. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired during the three months ended March 31, 2011, leaving a balance of 140,000 warrants.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at March 31, 2011.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward     Valuation      Net Tax
   Period Ending        benefit        Allowance      Benefit

 December 31, 2010        76,085       (76,085)           -



                     Estimated NOL
                     Carry-forward     Valuation      Net Tax
   Period Ending        benefit        Allowance      Benefit

  March 31, 2011          83,673      (83,673)            -


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

PLAN OF OPERATIONS

We had we had no revenues during the three months ended March 31, 2011. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships, contacts and farmout mineral prospect. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

During the three months ended March 31, 2011 and 2010, we did not recognize any revenues from our operations.

During the three months ended March 31, 2011, we incurred general and administrative expenses of $10,164 compared to $5,682 during the three months ended March 31, 2010. The increase of $4,482 was a result of the Company's efforts to bring itself current in its Securities and Exchange (SEC) filings.

During the three months ended March 31, 2011, we incurred a net loss of $37,941, compared to $33,459 during the three months ended March 31, 2009. The increase of $4,482 is a result of the $4,482 increase in general and administrative expenses.

LIQUIDITY

We have no cash or other liquid assets at March 31, 2011, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2011, we did not receive or use cash from our operational activities. During the three months ended March 31, 2011, we recognized a net loss of $37,941 and did not have any non-cash adjustments to net losses.

During the three months ended March 31, 2010, we did not receive or use cash from our operational activities. During the three months ended March 31, 2010, we recognized a net loss of $33,459 and did not have any non-cash adjustments to net losses.

During the three months ended March 31, 2011 and 2010 we did not use or receive any funds from investment activities.

During the three months ended March 31, 2011 and 2010, we did not receive or use any funds from our financing activities.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of March 31, 2011. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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





                                             LEGACY TECHNOLOGY HOLDINGS, INC.
                                                     (Registrant)



Dated:   July 18, 2012         By: /s/Redgie Green
                                  ----------------
                                      Redgie Green (Principal Executive Officer,
                                      President and Chief Executive Officer)