Form 10-K
period 2011-12-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2012-10-10
CIK 1235096

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2011

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

There were 3,731,772 shares outstanding of the registrant's Common Stock as of September 28, 2012.




                                                                                                    Page

                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                      1
ITEM 1 A.               Risk Factors                                                                  5
ITEM 1 B.               Unresolved Staff Comments                                                    10
ITEM 2                  Properties                                                                   10
ITEM 3                  Legal Proceedings                                                            10
ITEM 4                  Mine Safety Disclosures                                                      10

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer jPurchases of Equity Securities                                       10
ITEM 6                  Selected Financial Data                                                      11
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                   11
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                   14
ITEM 8                  Financial Statements and Supplementary Data                                  14
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                   14
ITEM 9 A.               Controls and Procedures
ITEM 9 A(T).            Controls and Procedures                                                      14
ITEM 9B                 Other Information                                                            15

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                      16
ITEM 11                 Executive Compensation                                                       18
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                          20
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence    22
ITEM 14                 Principal Accounting Fees and Services                                       22

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                      23
SIGNATURES                                                                                           24


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

HISTORY OFLEGACY TECHNOLOGY HOLDINGS, INC.
------------------------------------------

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

The Company, since July of 2009, has focused its efforts on the completion of its past due audits and the filing of its financial reports with the Securities and Exchange Commission (SEC). After such filings have been completed the Company intends to focus its efforts on the development of operations through an acquisition. At the time of this filing, the Company has not identified any such acquisitions or taken any efforts to identify such candidates.

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

The Company has a lack of revenue  history and  investors  cannot view  Legacy's
--------------------------------------------------------------------------------
past performance since it is a start-up company.
------------------------------------------------

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

Legacy  may have a  shortage  of  working  capital  in the  future  which  could
--------------------------------------------------------------------------------
jeopardize the Company's ability to carry out its business plan.
----------------------------------------------------------------

The Company's capital needs consist primarily of expenses related to, general and administrative and potential business acquisitions and compliance with SEC reporting requirements and could exceed $75,000 in the next twelve months. Such funds are not currently committed, and the Company's cash as of the date of the filing of this Form 10K, is less than $200.

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

The  Company  may in the future  issue more  shares  which could cause a loss of
--------------------------------------------------------------------------------
control by its present management and current stockholders.
-----------------------------------------------------------

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

We intend to pursue the acquisition of an operating business.
-------------------------------------------------------------

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

Scarcity of and competition for, business opportunities and combinations.
-------------------------------------------------------------------------

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

We have not executed any formal  agreement for a business  combination  or other
--------------------------------------------------------------------------------
transaction and have established no standards for business combinations.
------------------------------------------------------------------------

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

The  Company  has agreed to  indemnification  of officers  and  directors  as is
--------------------------------------------------------------------------------
provided by Colorado Revised Statute and such indemnification is limited.
------------------------------------------------------------------------
Colorado Revised Statutes provide for the indemnification of the Company's directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on Legacy behalf. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay Legacy therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it may be unable to recoup.

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

Legacy will pay no foreseeable dividends in the future.
------------------------------------------------------

Legacy has not paid dividends on its common stock and do not ever anticipate paying such dividends in the foreseeable future.

Our Securities are not currently eligible for sale under Rule 144 and any future
--------------------------------------------------------------------------------
sales of our  securities  may be  adversely  affected by our failure to file all
--------------------------------------------------------------------------------
reports required by the Exchange Act.
-------------------------------------

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

Rule 144, as promulgated under the Securities Act is not available for the resale of securities, initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a shell company. As a result, our securities cannot be resold under Rule 144 unless certain conditions are met. These conditions are:

o    the issuer of the securities has ceased to be a shell company;

o the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

o the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

o one year has elapsed since the issuer has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer a shell company.

The only way for our securities to be eligible for resale prior to the conditions of Rule 144 being met, is for us to have registered them with the SEC on a Registration Statement on Form S-1 and such registration being declared effective by the SEC. At the time of this filing, management has no plans to file a registration statement with the SEC.

A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Legacy stock will in all  likelihood be thinly traded and as a result you may be
--------------------------------------------------------------------------------
unable  to sell at or near ask  prices or at all if you need to  liquidate  your
--------------------------------------------------------------------------------
shares.
------

The shares of Legacy common stock, if listed, may be thinly-traded on the Pink Sheets, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Legacy is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Legacy or purchase or recommend the purchase of any of the Company's Securities until such time as Legacy became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. Legacy cannot give you any assurance that a broader or more active public trading market for the Company's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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


ITEM 4.  MINE AND SAFETY DISCLOSURE.
------------------------------------

Not Applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

Starting May 31, 2006, the Company's shares were traded on the Over-the-Counter Bulletin Board Market under the trading symbol "LFIU ". On May 2008, as a result of the Company changing its name to Legacy Technology, Inc, the trading symbol was changed to "LTHO." As result of the Company's failure to meet the current financial reporting requirements the common stock was transferred to trading on the OTC Markets Pink Sheets. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

            2011                              High                       Low
            ----                             -------                    ------
         March 31, 2011                      $ 0.30                    $0.13
         June 30, 2011                         0.25                     0.22
         September 30, 2011                    0.30                     0.25
         December 31, 2011                     0.25                     0.25


            2010                              High                        Low
            ----                            -------                      ------
         March 31, 2010                      $ 0.12                     $0.11
         June 30, 2010                         0.10                      0.06
         September 30, 2010                    0.06                      0.06
         December 31, 2009                     0.13                      0.13

As of December 31, 2011, there were approximately 100 shareholders of record of the Company's common stock.

Dividend Policy

Holders of Legacy common stock are entitled to receive such dividends as may be declared by Legacy board of directors. The Company has not declared or paid any dividends on Legacy common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities


The Company did not make any unregistered sales of its securities during the period of January 1, 2011 through December 31, 2011.


Issuer Purchases of Equity Securities

Legacy did not repurchase any shares of its common stock during the year ended December 31, 2011.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

For the Years Ended December 31, 2011 and December 31, 2010

During the years ended December 31, 2011 and 2010, Legacy did not recognize any revenues from its operational activities.

During the year ended December 31, 2011, the Company incurred operational expenses of $29,787 compared to operational expenses of $13,514 during the year ended December 31, 2010. The $16,273 increase was a result of the Company's focus and work to bring current its financial reports with the Securities and Exchange Commission (SEC). Management expects that legal expenses and accounting expenses will experience growth in future periods due to the Company's activities which continue to be focus on the completion of its past due audits and the filing of its financial reports with the SEC.

During the years ended December 31, 2011 and 2010, the Company incurred interest expense of $112,456 and $112,456, respectively.

During the year ended December 31, 2011, the Company recognized net losses of $137,719 compared to a net loss during the year ended December 31, 2010 of $125,970. The increase of $11,749was a result of the $16,273 increase in operational expenses combined with the $4,524 gain on debt relief.

LIQUIDITY
---------

At December 31, 2011, the Company did not have any current assets and had total current liabilities of $1,680,798 consisting of accounts payable of $266,997, accrued liabilities of $689,813, advance payable of $62,356 and notes payable of $661,632. At December 31, 2011, the Company has a working capital deficit of $1,680,798.

The Company will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. Legacy has secured no sources of loans or private placements, at this time.

During the year ended December 31, 2011, the Company did not use cash in its operations. During the years ended December 31, 2011, the net losses of $137,719, which were not reconciled for any non-cash items during the year. During the year ended December 31, 2011, accounts payable and accrued liabilities increased by $142,243.

During the year ended December 31, 2010, the Company did not use cash in its operations. During the years ended December 31, 2010, the net losses of $125,970, which were not reconciled for any non-cash items during the year. During the year ended December 31, 2010, accounts payable and accrued liabilities increased by $125,970.

During the years ended December 31, 2011 and 2010, the Company did not use or receive funds from its investing activities.

During the years ended December 31, 2011 and 2010, the Company did not receive or use funds in its financing activities.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Legacy Technology Holdings, Inc. for the years ended December 31, 2011 and 2010 appear on page F-1.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2011 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2011. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Legacy's directors or executive officers as of September 28, 2012.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2011 and 2010. The table sets forth this information for Legacy, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2011.


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
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Redgie Green,
Chief Executive      2011        0       0        0        0          0             0             0           0
Officer (1)          2010        0       0        0        0          0             0             0           0
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Larry Henson,        2011        0       0        0        0          0             0             0           0
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

-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------


(1) Mr. Redgie Green was appointed the Chief Executive Officer of the Company on October 20, 2010.

(2) Mr. Larry Henson was appointed the Chief Executive Officer of the Company on December 7, 2009, he resigned the position on October 20, 2010.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Legacy does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2011.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2011:

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------


                  Fees                                Non-equity     Non-qualified
                  earned                              incentive        deferred
      Name        or paid    Stock                       plan        compensation      All other
                   in cash   awards     Option       compensation      earnings       compensation    Total
                     ($)        ($)     awards ($)       ($)              ($)             ($)          ($)
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------

----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
Redgie Green        $ -0-      $ -0-      $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
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

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
--------------------------


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

The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of December 31, 2011.


                                                       Amount and
                            Name and Address of         Nature of
    Title of Class           Beneficial Owner*      Beneficial Owner   Percent of Class (1)
------------------------ -------------------------- ------------------ ---------------------                         Redgie Green,
     Common shares       Chief Executive Officer
                         & Director                        -0-                  0%

     Common shares       Ken Leitmayr                   1,231,008             32.98%

     Common shares       Michael A. Littman (2)          341,140              9.14%

     Common shares       Janine Krueter                  275,229              7.37%

     Common shares       Jeffrey McEvoy                  275,229              7.37%

     Common shares       Steve Parkinson                 200,000              5.35%

------------------------ -------------------------- ------------------ ---------------------
                         All Directors and
                         Executive Officers as a
                         Group (1 person)                   0                   0%
                                                    ------------------ ---------------------

*Address: c/o 7609 Ralston Road, Arvada, CO 80002.

(1) At December 31, 2011, the Company had 3,731,772 shares of its common stock issued and outstanding.

(2) Mr. Littman owns 241,140 shares of common stock directly and 100,000 shares indirectly through his wife.

The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of September 28, 2012.


                                                                 Amount and Nature
                          Name and Address of Beneficial Owner     of Beneficial      Percent of Class
    Title of Class                        (2)                          Owner*                (1)
------------------------ --------------------------------------- ------------------- --------------------
------------------------ --------------------------------------- ------------------- --------------------

     Common shares       Redgie Green,                                   0                   0%
                         Chief Executive Officer & Director

     Common shares       Ken Leitmayr                                1,231,008             32.98%

     Common shares       Michael A. Littman (3)                       341,140               9.14%

     Common shares       Janine Krueter                               275,229               7.37%

     Common shares       Jeffrey McEvoy                               275,229               7.37%

     Common shares       Steve Parkinson                              200,000               5.35%

------------------------ --------------------------------------- ------------------- --------------------
                         All Directors and Executive Officers            0                   0%
                         as a Group (1 person)
                                                                 ------------------- --------------------

(1) At September 28, 2012, the Company had 3,731,772 shares of its common stock issued and outstanding.

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

During the years ended December 31, 2011 and 2010, the Company had no reportable related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Ronald Chadwick, PC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2011 and 2010 by Ronald Chadwick, P.C.


                             Year Ended December 31,
                                              2011                               2010
                                  -----------------------------      -----------------------------
Audit Fees                                   $5,000                             $5,000

Tax Fees                                       $0                                 $0

All Other Fees                                 $0                                 $0

                                  -----------------------------      -----------------------------
Total Fees                                   $5,000                             $5,000


All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)    Audited financial statements for years ended December 31, 2011 and 2010


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
Telephone (303)306-1967
Fax (303)306-1944

The Board of Directors
Legacy Technology Holdings, Inc.

I have been engaged to audit the consolidated financial statements of Legacy Technology Holdings, Inc. ("the Company") for the year ending December 31, 2011.

My professional standards require that I communicate at least annually with you regarding all relationships between Ronald R. Chadwick, P.C. and Legacy Technology Holdings, Inc. that, in my professional judgment, may reasonably be thought to bear on my independence. I have prepared the following comments to facilitate disclosure to you regarding independence matters.

I am not aware of any relationships between Ronald R. Chadwick, P.C. and Legacy Technology Holdings, Inc. that, in my professional judgment, may reasonably be thought to bear on my independence which have occurred during the year ended December 31, 2011.

I hereby confirm that as of December 31, 2011, I am an independent accountant with respect to Legacy Technology Holdings, Inc., within the meaning of the Securities Acts administered by the Securities and Exchange Commission and the requirements of the Independence Standards Board.

This report is intended solely for the use of the Board of Directors, management, and others within the Company and should not be used for any other purposes.

I will be happy to discuss the matters addressed in this letter as well as other matters that may be of interest to you. If you have any questions, please contact my office.

Aurora, Colorado
October 3, 2012
/s/Ronald R. Chadwick
RONALD R. CHADWICK, P.C.


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,         December 31,
                                                                                            2011                 2010
                                                                                      -----------------    -----------------


Total Assets                                                                                       $ -                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 266,997            $ 241,734
                 Accrued expenses                                                              689,813              577,357
                 Advances payable                                                               62,356               62,356
                 Notes payable                                                                 661,632              661,632
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,680,798            1,543,079
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772  shares issued and outstanding

         Additional paid-in capital                                                         (1,163,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (518,144)            (380,425)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,680,798)          (1,543,079)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                        $ -                  $ -
                                                                                      =================    =================
See the accompanying notes to these consolidated financial statements.

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Year Ended          May 8, 2008
                                                  December 31,            (Inception) to
                                               2011         2010           12/31/2011
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------
Operational expenses:
       General and administrative                29,787        13,514             198,175
                                           ---------------------------  ------------------
             Total operational expenses          29,787        13,514             198,175
                                           ---------------------------  ------------------
Loss from operations                            (29,787)      (13,514)           (198,175)
                                           ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                        4,524             -              68,005
       Interest expense                        (112,456)     (112,456)           (387,974)
                                           ---------------------------  ------------------
             Total other expense               (107,932)     (112,456)           (319,969)
                                           ---------------------------  ------------------
Net Loss                                     $ (137,719)   $ (125,970)         $ (518,144)
                                           ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.03)      $ (0.03)
       Fully diluted                              (0.03)        (0.03)
                                           ---------------------------
Weighted average number of common
       stock outstanding                      3,731,772     3,731,772
                                           ---------------------------


See the accompanying notes to these consolidated financial statements.


                                      F-3



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                    Additional
                                                            Common Stock                             paid-in
                                                           Number of shares       Amount             Capital
                                                         -------------------   --------------    -----------------

Balances at December 31, 2006*                                            -              $ -                  $ -
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balances at December 31, 2007*                                            -                -                    -

Issuance of Founders common stock - cash                          4,800,000              480                5,120
Issuance of Founders common stock - services                      4,200,000              420                3,780
Stock issued for Net Liabilities - reverse merger                 1,007,003              101           (1,197,555)
Capital contribution - related party                                      -                -               25,000
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2008*                                10,007,003            1,001           (1,163,655)
                                                         -------------------   -----------------------------------
Cancellation of shares                                           (6,275,231)            (628)                 628
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2009                                  3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2010                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2011                                   3,731,772            $ 373          $(1,163,027)
                                                         ===================   ==============    =================

* As restated for reverse merger on July 18, 2008

See the accompanying notes to these consolidated financial statements.



                                      F-4



                LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(continued)



                                                        Deficit accum
                                                           During
                                                         Development
                                                            Stage              Totals
                                                      ----------------    ----------------

Balances at December 31, 2006*                                    $ -                 $ -
Net income (loss) for the year                                      -                   -
                                                      ----------------    ----------------
Balances at December 31, 2007*                                      -                   -

Issuance of Founders common stock - cash                            -               5,600
Issuance of Founders common stock - services                        -               4,200
Stock issued for Net Liabilities - reverse merger                   -          (1,197,454)
Capital contribution - related party                                -              25,000
Net income (loss) for the year                                (98,782)            (98,782)
                                                      ----------------    ----------------
Balance as of  December 31, 2008*                             (98,782)         (1,261,436)
                                                      ----------------    ----------------
Cancellation of shares                                              -                   -
Net income (loss) for the year                               (155,673)           (155,673)
                                                      ----------------    ----------------
Balance as of  December 31, 2009                             (254,455)         (1,417,109)
                                                      ----------------    ----------------
Net income (loss) for the year                               (125,970)           (125,970)
                                                      ----------------    ----------------
Balance as of December 31, 2010                              (380,425)         (1,543,079)
                                                      ----------------    ----------------
Net income (loss) for the year                               (137,719)           (137,719)
                                                      ----------------    ----------------
Balance as of December 31, 2011                            $ (518,144)       $ (1,680,798)
                                                      ================    ================

* As restated for reverse merger on July 18, 2008

See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             May 8, 2008
                                                                             For the Year Ended             (Inception) to
                                                                                 December 31,                December 31,
                                                                           2011               2010               2011
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                         $ (137,719)        $ (125,970)        $ (518,144)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                  (4,524)                 -            (68,005)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
           Increase in Accounts Payable and Accrued Liabilities              142,243            125,970            484,494
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                                   -                  -            (97,455)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Proceeds from advance payables                                            -                  -             62,356
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                                   -                  -             92,956
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                    -                  -             (4,499)

Cash and Cash Equivalents - Beginning of Period                                    -                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                        $ -                $ -                $ -
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2011 and 2010

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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of December 31, 2011 and 2010, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $137,719 for the year ended December 31, 2011, and an accumulated deficit of $518,144 as of December 31, 2011. At December 31, 2011, the Company had a working capital deficit of $1,680,798.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on December 31, 2011 and 2010, consisted of:

        $ 15,080         Note Payable issued to an investor. Due upon demand.
                         Interest rate is 8%
           6,19          Other Notes Payable
          10,353         Note payable, issued to vendor.  Due upon demand
         --------
        $ 31,632         Total notes payable outstanding on December 31, 2011
         =======         and 2010.

NOTE 4.  Convertible Notes Payable:

Convertible notes payable as of December 31, 2011 and 2010 consisted of the following:

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

As of December 31, 2011, all of the convertible notes described above are in default.

NOTE 5.  Stock Options and Warrants:

At December 31, 2011 and 2010 the Company had common stock purchase warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2010 had 140,000 common stock purchase warrants outstanding. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired in 2011 or 2010, leaving a 2011 year end balance of 140,000 warrants.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2010 or 2011.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward      Valuation     Net Tax
 Period Ending       benefit            Allowance     Benefit

 December 31, 2010       $76,085       $(76,085)         -



                     Estimated NOL
                     Carry-forward      Valuation      Net Tax
 Period Ending       benefit            Allowance      Benefit

 December 31, 2011   $103,629           $(103,629)       -


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


                                         LEGACY TECHNOLOGY HOLDINGS, INC.

Dated: October 10, 2012
                                   By:/s/Redgie Green
                                      ----------------------------------------
                                  Redgie Green, Chief Executive Officer, Acting Chief Accounting Officer & Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 10, 2012
                                          LEGACY TECHNOLOGY HOLDINGS, INC.



                          /s/Redgie Green
                           -----------------------------------------------------
                Redgie Green, Chief Executive Officer, Acting Chief Accounting Officer & Director