Form 10-K/A
period 2011-12-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2012-12-18
CIK 1235096

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K/A


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


                              EXPLANATORY NOTE

Legacy Technology Holdings, Inc., (the "Company"), is filing this amendment to its annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on October 10, 2012, for the purpose of including the accountant's report pursuant to Rule 2-02 of Regulation S-X.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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
Telephone (303)306-1967
Fax (303)306-1944

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Legacy Technology Holdings, Inc.
Arvada, Colorado

I have audited the accompanying consolidated balance sheets of Legacy Technology Holdings, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from May 8, 2008 (inception of the development stage) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legacy Technology Holdings, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from May 8, 2008 (inception of the development stage) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
R. Chadwick, P.C.
October 3, 2012
/s/Ronald R. Chadwick
---------------------
RONALD R.CHADWICK, P.C.


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

Dated: December 18, 2012

                                          LEGACY TECHNOLOGY HOLDINGS, INC.



                          /s/Redgie Green
                           -----------------------------------------------------
                Redgie Green, Chief Executive Officer, Acting Chief Accounting Officer & Director