Form 10-Q
period 2012-03-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2013-05-07
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
                                   (Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2012

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

As of May 6, 2012 there were 3,731,772 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets -March 31, 2012 and
                  December 31, 2011 (Audited)                                                    F-1

         Statements of Operations  -
                  Three months ended March 31, 2012 and 2011 and
                  From May 8, 2008 (Inception) to March 31, 2012                                 F-2

         Statements of Changes in Shareholders' Deficit -
                   From May 8, 2008 (Inception) to March 31, 2012                                F-3 to F-4

         Statements of Cash Flows -
                  Three months ended March 31, 2012 and 2011 and
                  From May 8, 2008 (Inception) to March 31, 2012                                 F-5

         Notes to the Financial Statements                                                       F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               3

Item 4. Controls and Procedures                                                                  3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       4

Item 1A.  Risk Factors -  Not Applicable                                                         4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        5

Item 4.  Mine and Safety Disclosures                                                             5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                5
SIGNATURES                                                                                       6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         March 31,           December 31,
                                                                                            2012                 2011
                                                                                      -----------------    -----------------

Total Assets                                                                                       $ -                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 283,654            $ 266,997
                 Accrued expenses                                                              717,590              689,813
                 Advances payable                                                               62,356               62,356
                 Convertible notes payable                                                     661,632              661,632
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,725,232            1,680,798

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772  shares issued and outstanding
           at March 31, 2012 and December 31, 2011, respectively
         Additional paid-in capital                                                         (1,163,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (562,578)            (518,144)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,725,232)          (1,680,798)
                                                                                      -----------------    -----------------

Total Liabilities and Stockholders' Deficit                                                        $ -                  $ -
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

                                      F-1


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            For the Three Months Ended     May 8, 2008
                                                   March 31,             (Inception) to
                                               2012         2011         March 31, 2012
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------

Operational expenses:
       General and administrative                16,657        10,164             214,832
                                           ---------------------------  ------------------
             Total operational expenses          16,657        10,164             214,832
                                           ---------------------------  ------------------
Loss from operations                            (16,657)      (10,164)           (214,832)
                                           ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                            -             -              68,005
       Interest expense                         (27,777)      (27,777)           (415,751)
                                           ---------------------------  ------------------

             Total other expense                (27,777)      (27,777)           (347,746)
                                           ---------------------------  ------------------

Net Loss                                      $ (44,434)    $ (37,941)         $ (562,578)
                                           ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.01)      $ (0.01)
       Fully diluted                              (0.01)        (0.01)
                                           ---------------------------
Weighted average number of common
       stock outstanding                      3,731,772     3,731,772
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

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)


                                                                                                    Additional
                                                            Common Stock                             paid-in
                                                           Number of shares       Amount             Capital
                                                         -------------------   --------------    -----------------

Balances at December 31, 2006*                                            -              $ -                  $ -
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balances at December 31, 2007*                                            -                -                    -

Issuance of Founders common stock - cash                          4,800,000              480                5,120
Issuance of Founders common stock - services                      4,200,000              420                3,780
Stock issued for Net Liabilities - reverse merger                 1,007,003              101           (1,197,555)
Capital contribution - related party                                      -                -               25,000
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2008*                                10,007,003            1,001           (1,163,655)
                                                         -------------------   -----------------------------------

Cancellation of shares                                           (6,275,231)            (628)                 628
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2009                                  3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2010                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2011                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the period                                          -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of March 31, 2012                                      3,731,772            $ 373          $(1,163,027)
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







                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

(continued)


                                                            Deficit accum
                                                               During
                                                            Development
                                                               Stage                  Totals
                                                        -------------------   ---------------------

Balances at December 31, 2006*                                         $ -                     $ -
Net income (loss) for the year                                           -                       -
                                                        -------------------   ---------------------
Balances at December 31, 2007*                                           -                       -

Issuance of Founders common stock - cash                                 -                   5,600
Issuance of Founders common stock - services                             -                   4,200
Stock issued for Net Liabilities - reverse merger                        -              (1,197,454)
Capital contribution - related party                                     -                  25,000
Net income (loss) for the year                                     (98,782)                (98,782)
                                                        -------------------   ---------------------
Balance as of  December 31, 2008*                                  (98,782)             (1,261,436)
                                                        -------------------   ---------------------

Cancellation of shares                                                   -                       -
Net income (loss) for the year                                    (155,673)               (155,673)
                                                        -------------------   ---------------------
Balance as of  December 31, 2009                                  (254,455)             (1,417,109)
                                                        -------------------   ---------------------
Net income (loss) for the year                                    (125,970)               (125,970)
                                                        -------------------   ---------------------
Balance as of December 31, 2010                                   (380,425)             (1,543,079)
                                                        -------------------   ---------------------
Net income (loss) for the year                                    (137,719)               (137,719)
                                                        -------------------   ---------------------
Balance as of December 31, 2011                                   (518,144)             (1,680,798)
                                                        -------------------   ---------------------
Net income (loss) for the period                                   (44,434)                (44,434)
                                                        -------------------   ---------------------
Balance as of March 31, 2012                                    $ (562,578)           $ (1,725,232)
                                                        ===================   =====================

* As restated for reverse merger on July 18, 2008

See the accompanying notes to these consolidated financial statements.




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                             May 8, 2008
                                                                         For the Three Months Ended         (Inception) to
                                                                                   March 31,                   March 31,
                                                                           2012               2011               2012
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                          $ (44,434)         $ (37,941)        $ (562,578)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -                  -            (68,005)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
           Increase in Accounts Payable and Accrued Liabilities               44,434             37,941            528,928
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                                   -                  -            (97,455)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Proceeds from advance payables                                            -                  -             62,356
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                                   -                  -             92,956
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                    -                  -             (4,499)

Cash and Cash Equivalents - Beginning of Period                                    -                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                        $ -                $ -                $ -
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.

                                      F-5



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                      For Three Months Ended March 31, 2012
                                   (Unaudited)



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

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $44,434 for the three months ended March 31, 2012, and an accumulated deficit of $562,578 as of March 31, 2012. At March 31, 2012, the Company had a working capital deficit of $1,725,232.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on March 31, 2012 and December 31, 2011, consisted of:

           $ 15,080      Note Payable issued to an investor. Due upon demand.
                                    Interest rate is 8%

             10,353      Note payable, issued to vendor.  Due upon demand

              6,199      Other notes payable
             --------
           $ 31,632      Total notes payable outstanding on March 31, 2012 and
              =====      December 31, 2011.

NOTE 4.  Convertible Notes Payable:

Convertible notes payable as of March 31, 2012 and December 31, 2011 consisted of the following:

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

As of March 31, 2012, all of the convertible notes described above are in default.

NOTE 5.  Stock Options and Warrants:

At March 31, 2012 the Company had common stock purchase warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2010 had 140,000 common stock purchase warrants outstanding. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired during the three months ended March 31, 2012 or the year ended December 31, 2011, leaving a balance of 140,000 warrants at March 31, 2012.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at March 31, 2012.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward      Valuation     Net Tax
   Period Ending        benefit         Allowance     Benefit

  March 31, 2012         $112,516                          -



                     Estimated NOL
                     Carry-forward      Valuation      Net Tax
   Period Ending        benefit         Allowance      Benefit

 December 31, 2011       $103,629                          -


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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

During the three months ended March 31, 2012 and 2011, we did not recognize any revenues from our operations.

During the three months ended March 31, 2012, we incurred general and administrative expenses of $16,657 compared to $10,164 during the three months ended March 31, 2011. The increase of $6,493 was a result of the work to bring the Company's SEC filings current.

During the three months ended March 31, 2012, we incurred a net loss of $44,434, compared to $37,941 during the three months ended March 31, 2011. The increase of $6,493 is a result of the increase in general and administrative expenses.

LIQUIDITY

We have no cash or other liquid assets at March 31, 2012, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2012, we did not receive or use cash from our operational activities. During the three months ended March 31, 2012, we recognized a net loss of $44,434 and did not have any non-cash adjustments to net losses.

During the three months ended March 31, 2011, we did not receive or use cash from our operational activities. During the three months ended March 31, 2011, we recognized a net loss of $37,941 and did not have any non-cash adjustments to net losses.

During the three months ended March 31, 2012 and 2011, we did not use or receive any funds from investment activities.

During the three months ended March 31, 2012 and 2011, we did not receive or use any funds from our financing activities.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2012 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

                NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.


ITEM 4.  MINE AND SAFETY DISCLOSURE

            Not Applicable

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





                                       LEGACY TECHNOLOGY HOLDINGS, INC.
                                               (Registrant)



Dated:   May 7, 2013           By: /s/Redgie Green
                                   ---------------
                                      Redgie Green (Principal Executive Officer,
                                      President and Chief Executive Officer)