Form 10-Q
period 2012-06-30
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2013-05-07
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period end September 30, 2012

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

As of May 6, 2013, there were 3,731,772 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets -September 30, 2012 and
                  December 31, 2011 (Audited)                                                    F-1

         Statements of Operations  -
                  Three and Nine months  ended  September  30, 2012 and 2011 and
                  From May 8, 2008 (Inception) to September 30, 2012                             F-2

         Statements of Changes in Shareholders' Deficit -
                   From May 8, 2008 (Inception) to September 30, 2012                            F-3 to F-4

         Statements of Cash Flows -
                  Nine months ended September 30, 2012 and 2011 and
                  From May 8, 2008 (Inception) to September 30, 2012                             F-5

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                          June 30,           December 31,
                                                                                            2012                 2011
                                                                                      -----------------    -----------------
Current Assets
         Cash                                                                                     $ 70                  $ -
                                                                                      -----------------    -----------------

Total Assets, all current                                                                         $ 70                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 297,551            $ 266,997
                 Accrued expenses                                                              745,637              689,813
                 Advances payable                                                               67,456               62,356
                 Convertible notes payable                                                     661,632              661,632
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,772,276            1,680,798
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772  shares issued and outstanding
           at June 30, 2012 and December 31, 2011, respectively
         Additional paid-in capital                                                         (1,163,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (609,552)            (518,144)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,772,206)          (1,680,798)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                       $ 70                  $ -
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

                                      F-1




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       For the Three Months Ended    For the Six Months Ended      May 8, 2008
                                              June 30,                     June 30,               (Inception) to
                                          2012         2011            2012         2011          June 30, 2012
                                      ---------------------------  --------------------------   ------------------
       Sales                                   $ -           $ -            $ -          $ -                  $ -
                                      ---------------------------  --------------------------   ------------------
Operational expenses:
       General and administrative           18,927        13,692         35,584       23,856              233,759
       Depreciation and amortization             -             -              -            -                    -
                                      ---------------------------  --------------------------   ------------------
           Total operational expenses       18,927        13,692         35,584       23,856              233,759
                                      ---------------------------  --------------------------   ------------------
Loss from operations                       (18,927)      (13,692)       (35,584)     (23,856)            (233,759)
                                      ---------------------------  --------------------------   ------------------
Other income (expense):
       Gain on debt relief                       -             -              -            -               68,005
       Interest expense                    (28,047)      (28,047)       (55,824)     (55,824)            (443,798)
                                      ---------------------------  --------------------------   ------------------
             Total other expense           (28,047)      (28,047)       (55,824)     (55,824)            (375,793)
                                      ---------------------------  --------------------------   ------------------
Net Loss                                 $ (46,974)    $ (41,739)     $ (91,408)   $ (79,680)          $ (609,552)
                                      ===========================  ==========================   ==================
Per share information
Net (loss) per common share
       Basic                               $ (0.01)      $ (0.01)       $ (0.01)     $ (0.01)
       Fully diluted                         (0.01)        (0.01)         (0.01)       (0.01)
                                      ---------------------------  --------------------------
Weighted average number of common
       stock outstanding                 3,731,772     3,731,772      3,731,772    3,731,772
                                      ---------------------------  --------------------------

* Less than $(0.01) per share.

See the accompanying notes to these consolidated financial statements.

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)


                                                                                                    Additional
                                                            Common Stock                             paid-in
                                                           Number of shares       Amount             Capital
                                                         -------------------   --------------    -----------------

Balances at December 31, 2006*                                            -              $ -                  $ -
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balances at December 31, 2007*                                            -                -                    -

Issuance of Founders common stock - cash                          4,800,000              480                5,120
Issuance of Founders common stock - services                      4,200,000              420                3,780
Stock issued for Net Liabilities - reverse merger                 1,007,003              101           (1,197,555)
Capital contribution - related party                                      -                -               25,000
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2008*                                10,007,003            1,001           (1,163,655)
                                                         -------------------   -----------------------------------
Cancellation of shares                                           (6,275,231)            (628)                 628
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2009                                  3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2010                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2011                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the period                                          -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of June 30, 2012                                       3,731,772            $ 373          $(1,163,027)
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

                                      F-3




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

(continued)




                                                          Deficit accum
                                                              During
                                                           Development
                                                              Stage                  Totals
                                                        -------------------   ---------------------


Balances at December 31, 2006*                                         $ -                     $ -
Net income (loss) for the year                                           -                       -
                                                        -------------------   ---------------------
Balances at December 31, 2007*                                           -                       -

Issuance of Founders common stock - cash                                 -                   5,600
Issuance of Founders common stock - services                             -                   4,200
Stock issued for Net Liabilities - reverse merger                        -              (1,197,454)
Capital contribution - related party                                     -                  25,000
Net income (loss) for the year                                     (98,782)                (98,782)
                                                        -------------------   ---------------------
Balance as of  December 31, 2008*                                  (98,782)             (1,261,436)
                                                        -------------------   ---------------------
Cancellation of shares                                                   -                       -
Net income (loss) for the year                                    (155,673)               (155,673)
                                                        -------------------   ---------------------
Balance as of  December 31, 2009                                  (254,455)             (1,417,109)
                                                        -------------------   ---------------------
Net income (loss) for the year                                    (125,970)               (125,970)
                                                        -------------------   ---------------------
Balance as of December 31, 2010                                   (380,425)             (1,543,079)
                                                        -------------------   ---------------------
Net income (loss) for the year                                    (137,719)               (137,719)
                                                        -------------------   ---------------------
Balance as of December 31, 2011                                   (518,144)             (1,680,798)
                                                        -------------------   ---------------------
Net income (loss) for the period                                   (91,408)                (91,408)
                                                        -------------------   ---------------------
Balance as of June 30, 2012                                     $ (609,552)           $ (1,772,206)
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




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                             May 8, 2008
                                                                          For the Six Months Ended          (Inception) to
                                                                                 June 30,                      June 30,
                                                                           2012               2011               2012
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                          $ (91,408)         $ (79,680)        $ (604,522)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -                  -            (68,005)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
           Increase in Accounts Payable and Accrued Liabilities               86,378             79,680            570,872
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                              (5,030)                 -            (97,455)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Proceeds from advance payables                                        5,100                  -             62,356
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                               5,100                  -             92,956
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                   70                  -             (4,499)

Cash and Cash Equivalents - Beginning of Period                                    -                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                       $ 70                $ -                $ -
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.

                                      F-5


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                    For Nine Months Ended September 30, 2012
                                   (Unaudited)



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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of September 30, 2012 and December 31, 2011, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three and nine months ended September 30, 2012 and 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

NOTE 2.   Going Concern:

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $134,399 for the nine months ended September 30, 2012, and an accumulated deficit of $652,543 as of September 30, 2012. At September 30, 2012, the Company had a working capital deficit of $1,815,197.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on September 30, 2012 and December 31, 2011, consisted of:

      $ 15,080       Note Payable issued to an investor. Due upon demand.
                                    Interest rate is 8%

        10,353       Note payable, issued to vendor.  Due upon demand

         6,199       Other notes payable
       --------
      $ 31,632       Total notes payable outstanding on June 30, 2012 and
        =====        December 31, 2011.

NOTE 4.  Convertible Notes Payable:

Convertible notes payable as of June 30, 2012 and December 31, 2011 consisted of the following:

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

As of September 30, 2012, all of the convertible notes described above are in default.

NOTE 5.  Stock Options and Warrants:

At September 30, 2012 the Company had common stock purchase warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2010 had 140,000 common stock purchase warrants outstanding. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired during the nine months ended September 30, 2012 or the year ended December 31, 2011, leaving a balance of 140,000 warrants at September 30, 2012.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at September 30, 2012.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                     Estimated NOL
                     Carry-forward      Valuation     Net Tax
   Period Ending        benefit         Allowance     Benefit

September 30, 2012       $130,509                          -



                     Estimated NOL
                     Carry-forward      Valuation      Net Tax
   Period Ending        benefit         Allowance      Benefit

 December 31, 2011       $103,629                          -


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

PLAN OF OPERATIONS

We had we had no revenues during the nine months September 30, 2012. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

During the three months ended September 30, 2012 and 2011, we did not recognize any revenues from our operations.

During the three months ended June 30, 2012, we incurred general and administrative expenses of $18,927 compared to $13,692 during the three months ended June 30, 2011. The increase of $5,235 was a result of the work to bring the Company's SEC filings current.

During the three months ended June 30, 2012, we incurred a net loss of $46,974, compared to $41,379 during the three months ended June 30, 2011. The increase of $5,235 is a result of the increase in general and administrative expenses.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

During the six months ended June 30, 2012 and 2011, we did not recognize any revenues from our operations.

During the six months ended June 30, 2012, we incurred general and administrative expenses of $35,584 compared to $23,856 during the six months ended June 30, 2011. The increase of $11,728 was a result of the work to bring the Company's SEC filings current.

During the six months ended June 30, 2012, we incurred a net loss of $91,408, compared to $79,680 during the six months ended June 30, 2011. The increase of $11,728 is a result of the increase in general and administrative expenses.

LIQUIDITY

We have nominal cash of $70 and no other liquid assets at June 30, 2012, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2012, we did not receive or use cash from our operational activities. During the six months ended June 30, 2012, we recognized a net loss of $91,408 and did not have any non-cash adjustments to net losses.

During the six months ended June 30, 2011, we did not receive or use cash from our operational activities. During the six months ended June 30, 2011, we recognized a net loss of $79,680 and did not have any non-cash adjustments to net losses.

During the six months ended June 30, 2012, we received advances of $5,100 to pay for auditing fees from our investment activities. During the six months ended June 30, 2011, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2012 and 2011, we did not receive or use any funds from our financing activities.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2012 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of June 30, 2012. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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