Form 10-Q
period 2012-09-30
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2013-05-07
CIK 1235096

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                       September 30,         December 31,
                                                                                            2012                 2011
                                                                                      -----------------    -----------------
Current Assets
         Cash                                                                                     $ 70                  $ -
                                                                                      -----------------    -----------------
Total Assets, all current                                                                         $ 70                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 311,476            $ 266,997
                 Accrued expenses                                                              773,953              689,813
                 Advances payable                                                               68,206               62,356
                 Convertible notes payable                                                     661,632              661,632
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,815,267            1,680,798
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772  shares issued and outstanding
           at September 30, 2012 and December 31, 2011, respectively
         Additional paid-in capital                                                         (1,163,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (652,543)            (518,144)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,815,197)          (1,680,798)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                       $ 70                  $ -
                                                                                      =================    =================
See the accompanying notes to these consolidated financial statements.





                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       For the Three Months Ended   For the Nine Months Ended      May 8, 2008
                                            September 30,                September 30,           (Inception) to
                                          2012         2011            2012         2011        September 30, 2012
                                      ---------------------------  --------------------------   ------------------
Revenue:
       Sales                                   $ -           $ -            $ -          $ -                  $ -
                                      ---------------------------  --------------------------   ------------------
Operational expenses:
       General and administrative           14,675         1,428         50,259       25,284              248,434
       Depreciation and amortization             -             -              -            -                    -
                                      ---------------------------  --------------------------   ------------------
          Total operational expenses        14,675         1,428         50,259       25,284              248,434
                                      ---------------------------  --------------------------   ------------------
Loss from operations                       (14,675)       (1,428)       (50,259)     (25,284)            (248,434
                                      ---------------------------  --------------------------   ------------------
Other income (expense):
       Gain on debt relief                       -             -              -            -               68,005
       Interest expense                    (28,316)      (28,316)       (84,140)     (84,140)            (472,114)
                                      ---------------------------  --------------------------   ------------------
             Total other expense           (28,316)      (28,316)       (84,140)     (84,140)            (404,109)
                                      ---------------------------  --------------------------   ------------------
Net Loss                                 $ (42,991)    $ (29,744)    $ (134,399)  $ (109,424)          $ (652,543)
                                      ===========================  ==========================   ==================
Per share information
Net (loss) per common share
       Basic                               $ (0.01)      $ (0.01)       $ (0.03)     $ (0.03)
       Fully diluted                         (0.01)        (0.01)         (0.03)       (0.03)
                                      ---------------------------  --------------------------
Weighted average number of common
       stock outstanding                 3,731,772     3,731,772      3,731,772    3,731,772
                                      ---------------------------  --------------------------
* Less than $(0.01) per share.

See the accompanying notes to these consolidated financial statements.





                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)


                                                                                                    Additional
                                                            Common Stock                             paid-in
                                                           Number of shares       Amount             Capital
                                                         -------------------   --------------    -----------------

Balances at December 31, 2006*                                            -              $ -                  $ -
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balances at December 31, 2007*                                            -                -                    -

Issuance of Founders common stock - cash                          4,800,000              480                5,120
Issuance of Founders common stock - services                      4,200,000              420                3,780
Stock issued for Net Liabilities - reverse merger                 1,007,003              101           (1,197,555)
Capital contribution - related party                                      -                -               25,000
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2008*                                10,007,003            1,001           (1,163,655)
                                                         -------------------   --------------    -----------------
Cancellation of shares                                           (6,275,231)            (628)                 628
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2009                                  3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2010                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2011                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the period                                          -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of September 30, 2012                                  3,731,772            $ 373          $(1,163,027)
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




                LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

(continued)






                                                        Deficit accum
                                                            During
                                                         Development
                                                            Stage                  Totals
                                                      -------------------   ---------------------



Balances at December 31, 2006*                                       $ -                     $ -
Net income (loss) for the year                                         -                       -
                                                      -------------------   ---------------------
Balances at December 31, 2007*                                         -                       -

Issuance of Founders common stock - cash                               -                   5,600
Issuance of Founders common stock - services                           -                   4,200
Stock issued for Net Liabilities - reverse merger                      -              (1,197,454)
Capital contribution - related party                                   -                  25,000
Net income (loss) for the year                                   (98,782)                (98,782)
                                                      -------------------   ---------------------
Balance as of  December 31, 2008*                                (98,782)             (1,261,436)
                                                      -------------------   ---------------------
Cancellation of shares                                                 -                       -
Net income (loss) for the year                                  (155,673)               (155,673)
                                                      -------------------   ---------------------
Balance as of  December 31, 2009                                (254,455)             (1,417,109)
                                                      -------------------   ---------------------
Net income (loss) for the year                                  (125,970)               (125,970)
                                                      -------------------   ---------------------
Balance as of December 31, 2010                                 (380,425)             (1,543,079)
                                                      -------------------   ---------------------
Net income (loss) for the year                                  (137,719)               (137,719)
                                                      -------------------   ---------------------
Balance as of December 31, 2011                                 (518,144)             (1,680,798)
                                                      -------------------   ---------------------
Net income (loss) for the period                                (134,399)               (134,399)
                                                      -------------------   ---------------------
Balance as of September 30, 2012                              $ (652,543)           $ (1,815,197)
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




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                             May 8, 2008
                                                                          For the Six Months Ended          (Inception) to
                                                                                  June 30,                     June 30,
                                                                           2012               2011               2012
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                         $ (134,399)        $ (109,424)        $ (604,522)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -                  -            (68,005)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
           Increase in Accounts Payable and Accrued Liabilities              128,619            109,424            570,942
                                                                      ---------------    ---------------    ---------------

Net Cash Provided (Used) by Operating Activities                              (5,780)                 -            (97,385)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Proceeds from advance payables                                        5,850                  -             62,356
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                               5,850                  -             92,956
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                   70                  -             (4,429)

Cash and Cash Equivalents - Beginning of Period                                    -                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                       $ 70                $ -               $ 70
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
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

         The Company's outstanding non-convertible notes payable on September 30, 2012 and December 31, 2011, consisted of:

    $ 15,080      Note Payable issued to an investor. Due upon demand.
                                    Interest rate is 8%

      10,353      Note payable, issued to vendor.  Due upon demand

       6,199      Other notes payable
    --------
    $ 31,632      Total notes payable outstanding on June 30, 2012 and
      =====       December 31, 2011.

NOTE 4.  Convertible Notes Payable:

Convertible notes payable as of September 30, 2012 and December 31, 2011 consisted of the following:


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

During the three months ended September 30, 2012, we incurred general and administrative expenses of $14,675 compared to $1,428 during the three months ended September 30, 2011. The increase of $13,247 was a result of the work to bring the Company's SEC filings current.

During the three months ended September 30, 2012, we incurred a net loss of $42,991, compared to $29,744 during the three months ended September 30, 2011. The increase of $13,247 is a result of the increase in general and administrative expenses.

For the Nine Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011

During the nine months ended September 30, 2012 and 2011, we did not recognize any revenues from our operations.

During the nine months ended September 30, 2012, we incurred general and administrative expenses of $50,259 compared to $25,284 during the nine months ended September 30, 2011. The increase of $24,975 was a result of the work to bring the Company's SEC filings current.

During the nine months ended September 30, 2012, we incurred a net loss of $134,399, compared to $109,424 during the nine months ended September 30, 2011. The increase of $24,975 is a result of the increase in general and administrative expenses.

LIQUIDITY

We have nominal cash of $70 and no other liquid assets at September 30, 2012, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the nine months ended September 30, 2012, we did not receive or use cash from our operational activities. During the nine months ended September 30, 2012, we recognized a net loss of $134,399 and did not have any non-cash adjustments to net losses.

During the nine months ended September 30, 2011, we did not receive or use cash from our operational activities. During the nine months ended September 30, 2011, we recognized a net loss of $109,424 and did not have any non-cash adjustments to net losses.

During the nine months ended September 30, 2012 and 2011, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2012, we received advances of $5,850 to pay for auditing fees from our financing activities. During the nine months ended September 30, 2011, we did not receive or use any funds from our financing activities.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2012 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of September 30, 2012. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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