Form 10-K
period 2012-12-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2013-06-07
CIK 1235096

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2012

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

             Registrant's  telephone  number, including area code:
                                (303( 422-8127

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

There were 3,731,772 shares outstanding of the registrant's Common Stock as of June 5, 2013.




                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                         2
ITEM 1 A.               Risk Factors                                                                     5
ITEM 1 B.               Unresolved Staff Comments                                                       10
ITEM 2                  Properties                                                                      10
ITEM 3                  Legal Proceedings                                                               10
ITEM 4                  Mine Safety Disclosures                                                         10

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities                                           11
ITEM 6                  Selected Financial Data                                                         11
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                      12
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      14
ITEM 8                  Financial Statements and Supplementary Data                                     14
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                      15
ITEM 9 A.               Controls and Procedures                                                         15
ITEM 9 A(T).            Controls and Procedures                                                         15
ITEM 9B                 Other Information                                                               16

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         16
ITEM 11                 Executive Compensation                                                          18
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                             20
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       22
ITEM 14                 Principal Accounting Fees and Services                                          22

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         23
SIGNATURES                                                                                              24


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

HISTORY OFLEGACY TECHNOLOGY HOLDINGS, INC.
--------------------------------------------

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

The Company's capital needs consist primarily of expenses related to, general and administrative and potential business acquisitions and compliance with SEC reporting requirements and could exceed $75,000 in the next twelve months. Such funds are not currently committed.

Legacy has limited funds, and such funds will not be adequate to carry out any business plan, at this time. The Company's ultimate success depends upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, Legacy operations will be limited to those that can be financed with its modest capital.

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

The Company has agreed to indemnification of officers and directors as is provided by Colorado Revised Statute and such indemnification is limited.

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

Our Securities are not currently eligible for sale under Rule 144 and any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.

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

Legacy stock are thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of Legacy common stock are thinly-traded on the Pink Sheets, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Legacy is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Legacy or purchase or recommend the purchase of any of the Company's Securities until such time as Legacy became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. Legacy cannot give you any assurance that a broader or more active public trading market for the Company's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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


ITEM 4.  MINE AND SAFETY DISCLOSURE.
-----------------------------------
Not Applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

Shares of the Company's common stock trade on the OTC Markets Pink Sheets under the trading symbol "LTHO." The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

            2012                              High                       Low
            ----                             -------                     ------
         March 31, 2012                       $ 0.25                      $0.15
         June 30, 2012                          0.15                       0.15
         September 30, 2012                     0.15                       0.15
         December 31, 2012                      0.15                       0.15


            2011                              High                        Low
            ----                            -------                      ------
         March 31, 2011                       $ 0.30                      $0.13
         June 30, 2011                          0.25                       0.22
         September 30, 2011                     0.30                       0.25
         December 31, 2011                      0.25                       0.25

As of December 31, 2012, there were approximately 100 shareholders of record of the Company's common stock.

Dividend Policy

Holders of Legacy common stock are entitled to receive such dividends as may be declared by Legacy board of directors. The Company has not declared or paid any dividends on Legacy common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities


The Company did not make any unregistered sales of its securities during the period of January 1, 2011 through December 31, 2012.


Issuer Purchases of Equity Securities

Legacy did not repurchase any shares of its common stock during the year ended December 31, 2012.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Years Ended December 31, 2012 and December 31, 2011

During the years ended December 31, 2012 and 2011, Legacy did not recognize any revenues from its operational activities.

During the year ended December 31, 2012, the Company incurred operational expenses of $64,762 compared to operational expenses of $29,787 during the year ended December 31, 2011. The $34,975 increase was a result of the Company's focus and work to bring current its financial reports with the Securities and Exchange Commission (SEC). Management expects that legal expenses and accounting expenses will experience growth in future periods due to the Company's activities which continue to be focus on the completion of its past due audits and the filing of its financial reports with the SEC.

During the years ended December 31, 2012 and 2011, the Company incurred interest expense of $112,456 and $112,456, respectively.

During the year ended December 31, 2012, the Company recognized net losses of $177,218 compared to a net loss during the year ended December 31, 2011 of $137,719. The increase of $39,499 was a result of the $34,975 increase in operational expenses offset by the decrease of $4,524 in gain on debt relief.

LIQUIDITY

At December 31, 2012, the Company did not have any current assets and had total current liabilities of $1,858,086 consisting of accounts payable of $325,229 accrued liabilities of $802,689, advance payable of $68,956 and notes payable of $661,632. At December 31, 2012, the Company has a working capital deficit of $1,858,016.

The Company will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. Legacy has secured no sources of loans or private placements, at this time.

During the year ended December 31, 2012, the Company used cash of $6,530 in its operations. During the year ended December 31, 2012, net losses of $177,218, which was not reconciled for any non-cash items during the year. During the year ended December 31, 2012, accounts payable and accrued liabilities increased by $170,688.

During the year ended December 31, 2011, the Company did not use cash in its operations. During the year ended December 31, 2011, the net losses of $137,719, which were not reconciled for any non-cash items during the year. During the year ended December 31, 2011, accounts payable and accrued liabilities increased by $142,243.

During the years ended December 31, 2011 and 2010, the Company did not use or receive funds from its investing activities.

During the year ended December 31, 2012, the Company received $6,600 in advances to support its operations. During the year ended December 31, 2011, the Company did not receive or use funds in its financing activities.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Legacy Technology Holdings, Inc. for the years ended December 31, 2012 and 2011 appear on page 23.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2012 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2012. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Legacy's directors or executive officers as of June 5, 2013.

           Name                    Age                        Position
---------------------------- ---------------- ----------------------------------
Redgie Green                       60      Chief Executive Officer, Acting Chief
                                           Financial Officer and Sole Director

Kristi J. Kampmann                 40      Corporate Secretary

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

Kristi J. Kampmann - Corporate Secretary

Ms. Kampmann has served as a director of ASPI, Inc. from May 2009 through November 2009. Ms. Kampmann served as the Chief Financial Officer of Vyta Corp from October 1999 through February 2007. Ms. Kampmann was the Secretary of Vyta Corp from February 1998 through February 2007. She served as the Chief Financial Officer of Intercell International Corporation (nka China Crescent Enterprises, Inc.) from October 2003 through August 2006 and as its Secretary from July 1999 through August 2006, assisting in its filing of and withdrawal from Chapter 11 proceedings. During the period of June 1997 through February 2007, she also worked in the capacity the administrative assistant to the Chief Executive Officer and Chief Financial Officers for both Vyta Corp and Intercell International Corporation. Since March 2007 to date, she has worked in the capacity of a Financial Reporting Consultant/Paralegal with Michael A. Littman, Attorney at Law. Ms. Kampmann received an MBA from the University of Colorado, Denver in December 2001. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996 and received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2012, 2011 and 2010. The table sets forth this information for Legacy, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2012.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Redgie Green,        2012        0       0        0        0          0             0             0           0
Chief Executive      2011        0       0        0        0          0             0             0           0
Officer (1)          2010        0       0        0        0          0             0             0           0


(1) Mr. Redgie Green was appointed the Chief Executive Officer of the Company on October 20, 2010.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Legacy does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2012.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2012:



                  Fees                                Non-equity     Non-qualified
                  earned                              incentive        deferred
                  or paid    Stock                       plan        compensation      All other
                   in cash   awards     Option       compensation      earnings       compensation    Total
      Name           ($)        ($)     awards ($)       ($)              ($)             ($)          ($)
----------------- ---------- ---------- ----------- --------------- ---------------- --------------- --------
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

The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of December 31, 2012.


                                                       Amount and
                            Name and Address of         Nature of
    Title of Class           Beneficial Owner*      Beneficial Owner   Percent of Class (1)
------------------------ -------------------------- ------------------ ---------------------
     Common shares       Redgie Green,                     -0-                  0%
                         Chief Executive
                         Officer & Director

     Common shares       Ken Leitmayr                   1,231,008             32.98%

     Common shares       Michael A. Littman (2)          341,140              9.14%

     Common shares       Janine Krueter                  275,229              7.37%

     Common shares       Jeffrey McEvoy                  275,229              7.37%

     Common shares       Steve Parkinson                 200,000              5.35%

------------------------ -------------------------- ------------------ ---------------------
                         All Directors and
                         Executive Officers as              0                   0%
                         a Group (1 person)
                                                    ------------------ ---------------------

*Address: c/o 7609 Ralston Road, Arvada, CO 80002

(1) At December 31, 2012, the Company had 3,731,772 shares of its common stock issued and outstanding.

(2) Mr. Littman owns 241,140 shares of common stock directly and 100,000 shares indirectly through his wife.

The information below is based on the number of shares of Legacy common stock that Legacy believes was beneficially owned by each person or entity as of June 5, 2013.


                                                                 Amount and Nature
                          Name and Address of Beneficial Owner     of Beneficial      Percent of Class
    Title of Class                        (2)                          Owner*                (1)
------------------------ --------------------------------------- ------------------- --------------------
     Common shares       Redgie Green,                                   0                   0%
                         Chief Executive Officer & Director

     Common shares       Ken Leitmayr                                1,231,008             32.98%

     Common shares       Michael A. Littman (3)                       341,140               9.14%

     Common shares       Janine Krueter                               275,229               7.37%

     Common shares       Jeffrey McEvoy                               275,229               7.37%

     Common shares       Steve Parkinson                              200,000               5.35%

------------------------ --------------------------------------- ------------------- --------------------
                         All Directors and Executive
                         Officers as a Group (1 person)                  0                   0%
                                                                 ------------------- --------------------

     (1) At June 5, 2013, the Company had 3,731,772 shares of its common stock issued and outstanding.

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

During the years ended December 31, 2012 and 2013, the Company had no reportable related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Ronald Chadwick, PC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2012 and 2011 by Ronald Chadwick, P.C.


                                                      Year Ended December 31,
                                              2012                               2011
                                  -----------------------------      -----------------------------
Audit Fees                                   $6,500                             $5,000
Tax Fees                                       $0                                 $0
All Other Fees                                 $0                                 $0
                                  -----------------------------      -----------------------------
Total Fees                                   $6,500                             $5,000


All audit work was performed by the auditors' full time employees.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)      Audited financial statements for years ended December 31, 2012 and 2011


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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Legacy Technology Holdings, Inc.
Arvada, Colorado

I have audited the accompanying consolidated balance sheets of Legacy Technology Holdings, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from May 8, 2008 (inception of the development stage) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legacy Technology Holdings, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from May 8, 2008 (inception of the development stage) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado    /s/Ronald R. Chadwick, P.C.
                    --------------------------
June 5, 2013        RONALD R. CHADWICK, P.C.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,         December 31,
                                                                                            2012                 2011
                                                                                      -----------------    -----------------

Assets
         Current Assets
                 Cash                                                                             $ 70                  $ -
                                                                                      -----------------    -----------------
         Total Assets, all current                                                                $ 70                  $ -
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 325,229            $ 266,997
                 Accrued expenses                                                              802,269              689,813
                 Advances payable                                                               68,956               62,356
                 Notes payable                                                                  31,632               31,632
                 Convertible notes payable                                                     630,000              630,000
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,858,086            1,680,798
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772  shares issued and outstanding
           at December 31, 2012 and 2011, respectively
         Additional paid-in capital                                                         (1,163,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (695,362)            (518,144)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,858,016)          (1,680,798)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                       $ 70                  $ -
                                                                                      =================    =================

See the accompanying notes to these consolidated financial statements.

                                      F-2



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Year Ended          May 8, 2008
                                                  December 31,           (Inception) to
                                               2012         2011        December 31, 2012
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------

Operational expenses:
       General and administrative                64,762        29,787             262,937
                                           ---------------------------  ------------------
             Total operational expenses          64,762        29,787             262,937
                                           ---------------------------  ------------------
Loss from operations                            (64,762)      (29,787)           (262,937)
                                           ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                            -         4,524              68,005
       Interest expense                        (112,456)     (112,456)           (500,430)
                                           ---------------------------  ------------------
             Total other expense               (112,456)     (107,932)           (432,425)
                                           ---------------------------  ------------------
Net Loss                                     $ (177,218)   $ (137,719)         $ (695,362)
                                           ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.03)      $ (0.03)
       Fully diluted                              (0.03)        (0.03)
                                           ---------------------------
Weighted average number of common
       stock outstanding                      3,731,772     3,731,772
                                           ---------------------------


See the accompanying notes to these consolidated financial statements.

                                      F-3



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                                                    Additional
                                                            Common Stock                             paid-in
                                                           Number of shares       Amount             Capital
                                                         ------------------------------------    -----------------
Balances at December 31, 2006*                                            -              $ -                  $ -
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balances at December 31, 2007*                                            -                -                    -

Issuance of Founders common stock - cash                          4,800,000              480                5,120
Issuance of Founders common stock - services                      4,200,000              420                3,780
Stock issued for Net Liabilities - reverse merger                 1,007,003              101           (1,197,555)
Capital contribution - related party                                      -                -               25,000
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2008*                                10,007,003            1,001           (1,163,655)
                                                         -------------------   -----------------------------------
Cancellation of shares                                           (6,275,231)            (628)                 628
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2009                                  3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2010                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2011                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2012                                   3,731,772            $ 373          $(1,163,027)
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





                LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(continued)




                                                       Deficit accum
                                                          During
                                                        Development
                                                           Stage              Totals
                                                      ----------------    ----------------



Balances at December 31, 2006*                                    $ -                 $ -
Net income (loss) for the year                                      -                   -
                                                      ----------------    ----------------
Balances at December 31, 2007*                                      -                   -

Issuance of Founders common stock - cash                            -               5,600
Issuance of Founders common stock - services                        -               4,200
Stock issued for Net Liabilities - reverse merger                   -          (1,197,454)
Capital contribution - related party                                -              25,000
Net income (loss) for the year                                (98,782)            (98,782)
                                                      ----------------    ----------------
Balance as of  December 31, 2008*                             (98,782)         (1,261,436)
                                                      ----------------    ----------------
Cancellation of shares                                              -                   -
Net income (loss) for the year                               (155,673)           (155,673)
                                                      ----------------    ----------------
Balance as of  December 31, 2009                             (254,455)         (1,417,109)
                                                      ----------------    ----------------
Net income (loss) for the year                               (125,970)           (125,970)
                                                      ----------------    ----------------
Balance as of December 31, 2010                              (380,425)         (1,543,079)
                                                      ----------------    ----------------
Net income (loss) for the year                               (137,719)           (137,719)
                                                      ----------------    ----------------
Balance as of December 31, 2011                              (518,144)         (1,680,798)
                                                      ----------------    ----------------
Net income (loss) for the year                               (177,218)           (177,218)
                                                      ----------------    ----------------
Balance as of December 31, 2012                            $ (695,362)       $ (1,858,016)
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




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             May 8, 2008
                                                                             For the Year Ended             (Inception) to
                                                                                 December 31,                December 31,
                                                                           2012               2011               2012
                                                                      ---------------    ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                         $ (177,218)        $ (137,719)        $ (695,362)

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -             (4,524)           (68,005)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
           Increase in Accounts Payable and Accrued Liabilities              170,688            142,243            655,182
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                              (6,530)                 -           (103,985)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Proceeds from advance payables                                        6,600                  -             68,956
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                               6,600                  -             99,556
                                                                      ---------------    ---------------    ---------------
Net (Decrease) Increase in Cash                                                   70                  -             (4,429)

Cash and Cash Equivalents - Beginning of Period                                    -                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                       $ 70                $ -               $ 70
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.

                                      F-6

                LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the Years Ended December 31, 2012 and 2011

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

Neuro Nutrition, the Company's wholly owned subsidiary, was incorporated on July 23, 2004 in the State of Colorado, and has no operational activities.

World Peace, the Company's wholly owned subsidiary was incorporated in the State of Colorado on May 8, 2008 and has had no operational activities during the years ended December 31, 2012 and 2011.

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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of December 31, 2012 and December 31, 2011, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2012 and 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2012 and 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.   Going Concern:

The Company's financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $177,218 for the year ended December 31, 2012, and an accumulated deficit of $695,362 as of December 31, 2012. At December 31, 2012, the Company had a working capital deficit of $1,858,016.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on December 31, 2012 and 2011, consisted of:

            $ 15,080 Note Payable issued to an investor. Due upon demand. Interest rate is 8%

              10,353     Note payable, issued to vendor.  Due upon demand

               6,199     Other notes payable
             --------
            $ 31,632     Total notes payable outstanding on December 31, 2012
              ======     and 2011.

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

As of December 31, 2012, all of the convertible notes described above are in default.

NOTE 5.  Stock Options and Warrants:

At December 31, 2012 the Company had stock option and warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2010 had 140,000 common stock purchase warrants outstanding. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired during the years ended December 31, 2012 and 2011, leaving a balance of 140,000 warrants at December 31, 2012.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at December 31, 2012.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                         Estimated NOL
                         Carry-forward      Valuation     Net Tax
     Period Ending          benefit         Allowance     Benefit

   December 31, 2012         $139,072        $(139,072)      -



                         Estimated NOL
                         Carry-forward      Valuation      Net Tax
     Period Ending          benefit         Allowance      Benefit

   December 31, 2011         $103,629        $(103,629)       -


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


                               LEGACY TECHNOLOGY HOLDINGS, INC.

Dated: June 7, 2013
                           By:/s/ Redgie Green
                                 -----------------------------------------

                                  Redgie Green, Chief Executive Officer, Acting Chief Accounting Officer & Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7, 2013
                               LEGACY TECHNOLOGY HOLDINGS, INC.


                         By:/s/ Redgie Green
                                --------------------------------------------
                                Redgie Green,  Chief Executive Officer,
                                Acting Chief Accounting Officer & Director