Form 10-Q
period 2013-03-31
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2013-07-12
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period end March 31, 2013

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

As of June 27, 2013, there were 3,731,772 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                Page
                                                                                               ----

         Balance Sheets -March 31, 2013 and
                  December 31, 2012 (Audited)                                                    F-1

         Statements of Operations  -
                  Three months ended March 31, 2013 and 2012 and
                  From May 8, 2008 (Inception) to March 31, 2013                                 F-2

         Statements of Changes in Shareholders' Deficit -
                   From May 8, 2008 (Inception) to March 31, 2013                                F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2013 and 2012 and
                  From May 8, 2008 (Inception) to March 31, 2013                                 F-4

         Notes to the Financial Statements                                                       F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               3

Item 4. Controls and Procedures                                                                  3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       5

Item 1A.  Risk Factors -  Not Applicable                                                         5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        5

Item 4.  Mine and Safety Disclosures                                                             5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                6
SIGNATURES                                                                                       7

                                                                PART I

ITEM 1. FINANCIAL STATEMENTS


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         March 31,           December 31,
                                                                                            2013                 2012
                                                                                      -----------------    -----------------
Assets
         Current Assets
                 Cash                                                                         $ 41,558                 $ 70
                                                                                      -----------------    -----------------
         Total Assets, all current                                                            $ 41,558                 $ 70
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 331,150            $ 325,229
                 Accrued expenses                                                              830,137              802,269
                 Advances payable                                                               41,456               68,956
                 Notes payable                                                                  31,632               31,632
                 Convertible notes payable                                                     699,000              630,000
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,933,375            1,858,086
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772  shares issued and outstanding
           at March 31, 2013 and December 31, 2012, respectively
         Additional paid-in capital                                                         (1,094,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (798,163)            (695,362)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,891,817)          (1,858,016)
                                                                                      -----------------    -----------------

Total Liabilities and Stockholders' Deficit                                                   $ 41,558                 $ 70
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

                                       F-1



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            For the Three Months Ended     May 8, 2008
                                                   March 31,             (Inception) to
                                               2013         2012         March 31, 2013
                                           ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -                 $ -
                                           ---------------------------  ------------------

Operational expenses:
       General and administrative                 5,933        16,657             268,870
                                           ---------------------------  ------------------
             Total operational expenses           5,933        16,657             268,870
                                           ---------------------------  ------------------

Loss from operations                             (5,933)      (16,657)           (268,870)
                                           ---------------------------  ------------------

Other income (expense):
       Gain on debt relief                            -             -              68,005
       Finance cost of convertible notes        (69,000)            -             (69,000)
       Interest expense                         (27,868)      (27,777)           (528,298)
                                           ---------------------------  ------------------
             Total other expense                (96,868)      (27,777)           (529,293)
                                           ---------------------------  ------------------

Net Loss                                     $ (102,801)    $ (44,434)         $ (798,163)
                                           ===========================  ==================

Per share information
Net (loss) per common share
       Basic                                    $ (0.01)      $ (0.01)
       Fully diluted                              (0.01)        (0.01)
                                           ---------------------------

Weighted average number of common
       stock outstanding                      3,731,772     3,731,772
                                           ---------------------------



See the accompanying notes to these consolidated financial statements.





                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)


                                                                                                    Additional
                                                            Common Stock                             paid-in
                                                           Number of shares       Amount             Capital
                                                         -------------------   --------------    -----------------

Balances at December 31, 2006*                                            -              $ -                  $ -
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balances at December 31, 2007*                                            -                -                    -

Issuance of Founders common stock - cash                          4,800,000              480                5,120
Issuance of Founders common stock - services                      4,200,000              420                3,780
Stock issued for Net Liabilities - reverse merger                 1,007,003              101           (1,197,555)
Capital contribution - related party                                      -                -               25,000
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2008*                                10,007,003            1,001           (1,163,655)
                                                         -------------------   --------------    -----------------
Cancellation of shares                                           (6,275,231)            (628)                 628
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2009                                  3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2010                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2011                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2012                                   3,731,772              373           (1,163,027)
                                                         ------------------------------------------------------------
Convertible Promissory Note Discount                                      -                -               69,000
Net income (loss) for the period                                          -                -                    -
                                                         -------------------   --------------    -----------------
Balacne as of March 31, 2013                                      3,731,772            $ 373          $(1,094,027)
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





                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)




(continued)


                                                          Deficit accum
                                                             During
                                                           Development
                                                              Stage              Totals
                                                       ----------------    ----------------

Balances at December 31, 2006*                                     $ -                 $ -
Net income (loss) for the year                                       -                   -
                                                       ----------------    ----------------
Balances at December 31, 2007*                                       -                   -

Issuance of Founders common stock - cash                             -               5,600
Issuance of Founders common stock - services                         -               4,200
Stock issued for Net Liabilities - reverse merger                    -          (1,197,454)
Capital contribution - related party                                 -              25,000
Net income (loss) for the year                                 (98,782)            (98,782)
                                                       ----------------    ----------------
Balance as of  December 31, 2008*                              (98,782)         (1,261,436)
                                                       ----------------    ----------------
Cancellation of shares                                               -                   -
Net income (loss) for the year                                (155,673)           (155,673)
                                                       ----------------    ----------------
Balance as of  December 31, 2009                              (254,455)         (1,417,109)
                                                       ----------------    ----------------
Net income (loss) for the year                                (125,970)           (125,970)
                                                       ----------------    ----------------
Balance as of December 31, 2010                               (380,425)         (1,543,079)
                                                       ----------------    ----------------
Net income (loss) for the year                                (137,719)           (137,719)
                                                       ----------------    ----------------
Balance as of December 31, 2011                               (518,144)         (1,680,798)
                                                       ----------------    ----------------
Net income (loss) for the year                                (177,218)           (177,218)
                                                       ----------------    ----------------
Balance as of December 31, 2012                               (695,362)         (1,858,016)
                                                      -------------------------------------
Convertible Promissory Note Discount                                 -              69,000
Net income (loss) for the period                              (102,801)           (102,801)
                                                       ----------------    ----------------
Balacne as of March 31, 2013                                $ (798,163)       $ (1,891,817)
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



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   May 8, 2008

                                                                         For the Three Months Ended         (Inception) to
                                                                                March 31,                      March 31,
                                                                           2013               2012               2013
                                                                      ---------------    ---------------    ---------------

Cash Flows from Operating Activities:
         Net Loss                                                         $ (102,801)         $ (44,434)        $ (798,163)
Adjustment to net loss for non-cash items:
         Finance cost of convertible promissory notes                         69,000                                69,000

Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Gain on debt relief                                                       -                  -            (68,005)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
           Increase in Accounts Payable and Accrued Liabilities               33,789             44,434            689,001
                                                                      ---------------    ---------------    ---------------

Net Cash Provided (Used) by Operating Activities                                 (12)                 -           (103,967)
                                                                      ---------------    ---------------    ---------------


Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------

Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Funds from convertible promissory notes                              44,000                                44,000
         Payment of advance payables                                          (2,500)                               (2,500)
         Proceeds from advance payables                                            -                  -             68,956
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                              41,500                  -            141,056
                                                                      ---------------    ---------------    ---------------
Net  Increase in Cash                                                         41,488                  -             37,089

Cash and Cash Equivalents - Beginning of Period                                   70                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                   $ 41,588                $ -           $ 41,588
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.


                                      F-5

                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 2013
                                   (Unaudited)

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

World Peace, the Company's wholly owned subsidiary was incorporated in the State of Colorado on May 8, 2008 and has had no operational activities during the three months ended March 31, 2013 nor during the year ended December 31, 2012.

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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of March 31, 2013 and December 31, 2012, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued during the three months ended March 31, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.   Going Concern:

The Company's financial statements for the three months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $102,801 for the three months ended March 31, 2013, and an accumulated deficit of $798,163 as of March 31, 2013. At March 31, 2013, the Company had a working capital deficit of $1,891,817.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on March 31, 2013 and 2012, consisted of:

   $ 15,080         Note Payable issued to an investor. Due upon demand.
                    Interest rate is 8%

     10,353         Note payable, issued to vendor.  Due upon demand

      6,199         Other notes payable
     --------
   $ 31,632         Total notes payable outstanding on March 31, 2013 and
                    December 31, 2012.
     ========

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


As of March 31, 2013, all of the convertible notes described above are in default.

In March 31, 2013, the Company issued an unsecured convertible promissory note in exchange for cash of $44,000. In addition, the Company issued an unsecured convertible promissory note in exchange for already outstanding advances of $25,000. The convertible promissory notes have a term of 1 year, an interest rate of 8% per annum and provides for the conversion of the note into shares of the Company's common stock at $0.07 per share. The Company has recognized a finance cost of $69,000 in connection with the convertible promissory notes.

NOTE 5.  Stock Options and Warrants:

At March 31, 2013, the Company had stock option and warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2010 had 140,000 common stock purchase warrants outstanding. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired during the three months ended, leaving a balance of 140,000 warrants at March 31, 2013.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at March 31, 2013.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                         Estimated NOL
                         Carry-forward      Valuation     Net Tax
     Period Ending          benefit         Allowance     Benefit

    March 31, 2013           $163,579        $(163,579)       -



                         Estimated NOL
                         Carry-forward      Valuation      Net Tax
     Period Ending          benefit         Allowance      Benefit

   December 31, 2012         $139,072      $(139,072)          -


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

NOTE 8 - Subsequent Events:

On April 4, 2013, the Company entered into a Plan and Agreement of Reorganization and Share Exchange Agreement ("the Agreement") with Genomic Integrated Wellness Systems, Inc. ("GIWS") and GIWS's sole shareholder, Charles Youngren.

The Agreement provides for the Company to issue 22,527,088 shares of its restricted common stock to be exchanged for 100% of the issued and outstanding equity of GIWS, making the Company the sole shareholder of GIWS. As a result of the issuance, the sole shareholder of GIWS, Charles Youngren, will hold 80% of the issued and outstanding common stock of the Company, post-acquisition.

Closing of the acquisition is contingent upon the delivery of audited financial statements by GIWS.

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

PLAN OF OPERATIONS
------------------

We had we had no revenues during the three months ended March 31, 2013. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

The Company has focused its efforts, since July of 2009, has focused its efforts on the completion of its past due audits and the filing of its financial reports with the Securities and Exchange Commission (SEC). As we have come closer to the completion of such efforts, the Company has begun to focus its efforts on the development of operations through an acquisition.

On April 4, 2013, the Company entered into a Plan and Agreement of Reorganization and Share Exchange Agreement ("the Agreement") with Genomic Integrated Wellness Systems, Inc. ("GIWS") and GIWS's sole shareholder, Charles Youngren.

The Agreement provides for the Company to issue 22,527,088 shares of its restricted common stock to be exchanged for 100% of the issued and outstanding equity of GIWS, making the Company the sole shareholder of GIWS. As a result of the issuance, the sole shareholder of GIWS, Charles Youngren, will hold 80% of the issued and outstanding common stock of the Company, post-acquisition.

Closing of the acquisition is contingent upon the delivery of audited financial statements by GIWS. In addition, at closing, the existing officers of the Company will resign and new officers will be appointed by GIWS's sole shareholder. Mr. Youngren will be appointed the Chief Operating Officer and a director of the Company. In addition, as, the sole shareholder of GIWS, Mr. Youngren will have the ability to appoint two new directors to the Company's Board of Directors.

GIWS was incorporated on November 15, 2012 in the state of Colorado, but has operations in Hawaii. GIWS was formed in order to develop and commercialize a web-based genomic preventative medicine solution using sophisticated and proprietary algorithms to analyze data, on individual patient lifestyle factors such as biometrics, diet, pharmaceuticals, endocrine and blood tests, and genetic markers. The aggregation of this Patient data in a Data Warehouse will facilitate analysis via a variety of Machine Learning Algorithms. Discovery of Genetic Marker patterns, endocrine and blood analysis detected trends, and associations with individual Patient factors can facilitate customized Individual Patient Preventative Medicine solutions by health professionals to mitigate the expression of undesirable Genetic characteristics and to enhance the expression of desirable Genetic characteristics.

We will need substantial additional capital to support our proposed business acquisition. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2013

During the three months ended March 31, 2013 and 2012, we did not recognize any revenues from our operations. We do not expect to recognize revenues in the near future, as we work to complete our proposed acquisition with GIWS, discussed above.

During the three months ended March 31, 2013, we incurred general and administrative expenses of $5,933 compared to $16,657 during the three months ended March 31, 2013. The decrease of $10,724 was a result of decrease in legal fees as the Company has neared the completion of the work to bring its filings current.

During the three months ended March 31, 2013, we incurred a net loss of $102,801, compared to $44,434 during the three months ended March 31, 2012. The increase of $58,367 is a result of the $10,724 decrease in general and administrative expenses, offset by a $69,091 increase in other income (expense) resulting from the $69,000 finance cost recognized in connection with $69,000 in convertible promissory notes issued by the Company during the three months ended March 31, 2013.

LIQUIDITY
---------

We have nominal cash of $41,558 and no other liquid assets at March 31, 2013, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During  the three  months  ended  March 31,  2013,  we used  funds of $12 in our operational activities. During the three months ended March 31, 2013, we recognized a net loss of $102,801, which was adjusted for the $69,000 finance cost incurred in connection with the Company's issuance of $69,000 in convertible promissory notes during the three months ended March 31, 2013..

During the three months ended March 31, 2012, we did not receive or use cash from our operational activities. During the three months ended March 31, 2012, we recognized a net loss of $44,434 and did not have any non-cash adjustments to net losses.

During the three months ended March 31, 2013 and 2012, we did not use or receive any funds from investment activities.

During the three months ended March 31, 2013, we received funds of $41,500 from our financing activities. During the three months ended March 31, 2012, we did not receive or use any funds from our financing activities.

In March 31, 2013, the Company issued an unsecured convertible promissory note in exchange for cash of $44,000. In addition, the Company issued an unsecured convertible promissory note in exchange for already outstanding advances of $25,000. The convertible promissory notes have a term of 1 year, an interest rate of 8% per annum and provides for the conversion of the note into shares of the Company's common stock at $0.07 per share. The Company has recognized a finance cost of $69,000 in connection with the convertible promissory notes.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2013 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of March 31, 2013. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2013 through March 31, 2013, the Company has made the following unregistered issuances of its securities.


        DATE OF SALE            TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION          CLASS OF PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- -----------------------
         March 2013            Convertible                    -                  $44,000             Business Associate
                               Promissory Note
         March 2013            Convertible                    -              $25,000 Advance         Business Associate
                               Promissory Note                                   Payable

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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





                                              LEGACY TECHNOLOGY HOLDINGS, INC.
                                                      (Registrant)



Dated:   July 1, 2013             By: /s/Redgie Green
                                      ------------
                                      Redgie Green (Principal Executive Officer,
                                      President and Chief Executive Officer)