Form 10-Q
period 2013-06-30
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2013-08-20
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period end June 30, 2013

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

As of August 1, 2013, there were 3,731,772 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                Page
                                                                                               ----

         Balance Sheets -June 30, 2013 and
                  December 31, 2012 (Audited)                                                    1

         Statements of Operations  -
                  Three and Six months ended June 30, 2013 and 2012 and
                  From May 8, 2008 (Inception) to June 30, 2013                                  2

         Statements of Changes in Shareholders' Deficit -
                   From May 8, 2008 (Inception) to June 30, 2013                                 3 - 4

         Statements of Cash Flows -
                  Six months ended June 30, 2013 and 2012 and
                  From May 8, 2008 (Inception) to June 30, 2013                                  5

         Notes to the Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               16

Item 4. Controls and Procedures                                                                  16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       17

Item 1A.  Risk Factors -  Not Applicable                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             17
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        17

Item 4.  Mine and Safety Disclosures                                                             17

Item 5.  Other Information - Not Applicable                                                      17

Item 6.  Exhibits                                                                                18
SIGNATURES                                                                                       19


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                          June 30,           December 31,
                                                                                            2013                 2012
                                                                                      -----------------    -----------------
Assets
         Current Assets
                 Cash                                                                            $ 152                 $ 70
                                                                                      -----------------    -----------------
         Total Assets, all current                                                               $ 152                 $ 70
                                                                                      =================    =================

Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 302,007            $ 325,229
                 Accrued expenses                                                              859,559              802,269
                 Advances payable                                                               48,956               68,956
                 Notes payable                                                                  31,632               31,632
                 Convertible notes payable                                                     699,000              630,000
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           1,941,154            1,858,086
                                                                                      -----------------    -----------------
Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                       373                  373
           authorized; 3,731,772  shares issued and outstanding
           at June 30, 2013 and December 31, 2012, respectively
         Additional paid-in capital                                                         (1,094,027)          (1,163,027)
         Deficit accumulated during the development stage                                     (847,348)            (695,362)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (1,941,002)          (1,858,016)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                      $ 152                 $ 70
                                                                                      =================    =================
See the accompanying notes to these consolidated financial statements.





                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the Three Months Ended    For the Six Months Ended      May 8, 2008
                                                   March 31,                     June 30,             (Inception) to
                                               2013         2012            2013         2012         March 31, 2013
                                           ---------------------------  ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -            $ -           $ -                 $ -
                                           ---------------------------  ---------------------------  ------------------
Operational expenses:
       General and administrative                19,762        18,927         25,695        35,584             288,632
                                           ---------------------------  ---------------------------  ------------------
             Total operational expenses          19,762        18,927         25,695        35,584             288,632
                                           ---------------------------  ---------------------------  ------------------
Loss from operations                            (19,762)      (18,927)       (25,695)      (35,584)           (288,632)
                                           ---------------------------  ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                            -             -              -             -              68,005
       Finance cost of convertible notes              -             -        (69,000)            -             (69,000)
       Interest expense                         (29,423)      (28,047)       (57,291)      (55,824)           (557,721)
                                           ---------------------------  ---------------------------  ------------------
             Total other expense                (29,423)      (28,047)      (126,291)      (55,824)           (558,716)
                                           ---------------------------  ---------------------------  ------------------
Net Loss                                      $ (49,185)    $ (46,974)    $ (151,986)    $ (91,408)         $ (847,348)
                                           ===========================  ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.01)      $ (0.01)       $ (0.04)      $ (0.02)
       Fully diluted                              (0.01)        (0.01)         (0.04)        (0.02)
                                           ---------------------------  ---------------------------
Weighted average number of common
       stock outstanding                      3,731,772     3,731,772      3,731,772     3,731,772
                                           ---------------------------  ---------------------------


See the accompanying notes to these consolidated financial statements.





                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)


                                                                                                    Additional
                                                            Common Stock                             paid-in
                                                           Number of shares       Amount             Capital
                                                         -------------------   --------------    -----------------    -

Balances at December 31, 2006*                                            -              $ -                  $ -
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balances at December 31, 2007*                                            -                -                    -

Issuance of Founders common stock - cash                          4,800,000              480                5,120
Issuance of Founders common stock - services                      4,200,000              420                3,780
Stock issued for Net Liabilities - reverse merger                 1,007,003              101           (1,197,555)
Capital contribution - related party                                      -                -               25,000
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2008*                                10,007,003            1,001           (1,163,655)
                                                         -------------------   --------------    -----------------
Cancellation of shares                                           (6,275,231)            (628)                 628
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of  December 31, 2009                                  3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2010                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2011                                   3,731,772              373           (1,163,027)
                                                         -------------------   --------------    -----------------
Net income (loss) for the year                                            -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of December 31, 2012                                   3,731,772              373           (1,163,027)
                                                         ------------------    --------------    -----------------

Convertible Promissory Note Discount                                      -                -               69,000
Net income (loss) for the period                                          -                -                    -
                                                         -------------------   --------------    -----------------
Balance as of March 31, 2013                                      3,731,772            $ 373          $(1,094,027)
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



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)







                                                    Deficit accum
                                                       During
                                                     Development
                                                        Stage              Totals
                                                     ---------------    ----------------


Balances at December 31, 2006*                                   $ -                 $ -
Net income (loss) for the year                                     -                   -
                                                     ----------------    ----------------
Balances at December 31, 2007*                                     -                   -

Issuance of Founders common stock - cash                           -               5,600
Issuance of Founders common stock - services                       -               4,200
Stock issued for Net Liabilities - reverse merger                  -          (1,197,454)
Capital contribution - related party                               -              25,000
Net income (loss) for the year                               (98,782)            (98,782)
                                                     ----------------    ----------------
Balance as of  December 31, 2008*                            (98,782)         (1,261,436)
                                                     ----------------    ----------------
Cancellation of shares                                             -                   -
Net income (loss) for the year                              (155,673)           (155,673)
                                                     ----------------    ----------------
Balance as of  December 31, 2009                            (254,455)         (1,417,109)
                                                     ----------------    ----------------
Net income (loss) for the year                              (125,970)           (125,970)
                                                     ----------------    ----------------
Balance as of December 31, 2010                             (380,425)         (1,543,079)
                                                     ----------------    ----------------
Net income (loss) for the year                              (137,719)           (137,719)
                                                     ----------------    ----------------
Balance as of December 31, 2011                             (518,144)         (1,680,798)
                                                     ----------------    ----------------
Net income (loss) for the year                              (177,218)           (177,218)
                                                     ----------------    ----------------
Balance as of December 31, 2012                             (695,362)         (1,858,016)
                                                     ----------------    ----------------

Convertible Promissory Note Discount                               -              69,000
Net income (loss) for the period                            (151,986)           (151,986)
                                                     ----------------    ----------------
Balance as of March 31, 2013                              $ (847,348)       $ (1,941,002)
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




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                             May 8, 2008
                                                                          For the Six Months Ended          (Inception) to
                                                                         June 30,                             March 31,
                                                                           2013               2012               2013
                                                                      ---------------    ---------------    ---------------

Cash Flows from Operating Activities:
         Net Loss                                                         $ (151,986)         $ (91,408)        $ (847,348)
Adjustment to net loss for non-cash items:
         Finance cost of convertible promissory notes                         69,000                                69,000

Adjustments to reconcile net loss to net cash
         used in operating  activities from continuing operations:
         Gain on debt relief                                                       -                  -            (68,005)
         Compensatory Stock issuance                                               -                  -              4,200
         Changes in operating assets and liabilities:
           Increase in Accounts Payable and Accrued Liabilities               34,068             86,378            689,250
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (Used) by Operating Activities                             (48,918)            (5,030)          (152,903)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Funds from convertible promissory notes                              44,000                                44,000
         Proceeds from advance payables                                        5,000              5,100             73,956
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                              49,000              5,100            148,556
                                                                      ---------------    ---------------    ---------------
Net  Increase in Cash                                                             82                 70             (4,347)

Cash and Cash Equivalents - Beginning of Period                                   70                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                      $ 152                $ -              $ 152
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============

See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 2013
                                   (Unaudited)


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

Reorganization and Share Exchange:

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

Closing of the acquisition is contingent upon the delivery of audited financial statements by GIWS. At the time of this filing, the transaction has not been closed.


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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per commercial bank. As of June 30, 2013 and December 31, 2012, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued during the six months ended June 30, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.   Going Concern:

The Company's financial statements for the six months ended June 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $151,986 for the six months ended June 30, 2013, and an accumulated deficit of $847,348 as of June 30, 2013. At June 30, 2013, the Company had a working capital deficit of $1,941,002.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on June 30, 2013 and December 31, 2012, consisted of:

            $ 15,080        Note Payable issued to an investor. Due upon demand.
                                    Interest rate is 8%

              10,353         Note payable, issued to vendor.  Due upon demand

               6,199         Other notes payable
             --------
            $ 31,632         Total notes payable outstanding on March 31, 2013
            ========         and December 31, 2012.

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


As of June 30, 2013, all of the convertible notes described above are in default.

In March 2013, the Company issued an unsecured convertible promissory note in exchange for cash of $44,000. In addition, the Company issued an unsecured convertible promissory note in exchange for already outstanding advances of $25,000. The convertible promissory notes have a term of 1 year, an interest rate of 8% per annum and provides for the conversion of the note into shares of the Company's common stock at $0.07 per share. The Company has recognized a finance cost of $69,000 in connection with the convertible promissory notes.

NOTE 5.  Stock Options and Warrants:

At June 30, 2013, the Company had stock option and warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2010 had 140,000 common stock purchase warrants outstanding. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired during the three months ended, leaving a balance of 140,000 warrants at June 30, 2013.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at June 30, 2013.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                         Estimated NOL
                         Carry-forward      Valuation     Net Tax
     Period Ending          benefit         Allowance     Benefit

     June 30, 2013           $173,416      $(173,416)          -
   December 31, 2012         $139,072      $(139,072)          -

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

NOTE 8 - Subsequent Events:

The Company has evaluated it activities subsequent to June 30, 2013 and through the issuance of the financial statements and found no other reportable subsequent events.

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

Closing of the acquisition is contingent upon the delivery of audited financial statements by GIWS. At the time of this filing, the acquisition has not closed.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2013

During the three months ended June 30, 2013 and 2012, we did not recognize any revenues from our operations. We do not expect to recognize revenues in the near future, as we work to complete our proposed acquisition with GIWS, discussed above.

During the three months ended June 30, 2013, we incurred general and administrative expenses of $19,762 compared to $18,927 during the six months ended June 30, 2012. The increase of $835 was a result of decrease of $13,396 in professional fees, specifically a $12,303 decrease in legal expenses as the Company has neared the completion of the work to bring its filings current offset by a $14,000 increase in consulting fees in connection with the GIWS acquisition.

During the three months ended June 30, 2013, we incurred a net loss of $49,185, compared to $46,974 during the three months ended June 30, 2012. The increase of $2,211 is a result of the $835 increase in general and administrative expenses, combined with a $1,376 increase in interest expenses resulting from the $69,000 increase in convertible promissory notes during the quarter ended June 30, 2013.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2013

During the six months ended June 30, 2013 and 2012, we did not recognize any revenues from our operations. We do not expect to recognize revenues in the near future, as we work to complete our proposed acquisition with GIWS, discussed above.

During the six months ended June 30, 2013, we incurred general and administrative expenses of $25,695 compared to $35,584 during the six months ended June 30, 2012. The decrease of $9,889 was a result of decrease of $24,131 in professional fees, specifically a $27,800 decrease in legal expenses offset by a $7,750 increase is auditing fees combined with a $14,000 increase in consulting fees in connection with the GIWS acquisition.

During the six months ended June 30, 2013, we incurred a net loss of $151,986, compared to $91,408 during the six months ended June 30, 2012. The increase of $60,578 is a result of the $9,889 decrease in general and administrative expenses, offset by a $70,467 increase in other income (expense) resulting from the $69,000 finance cost recognized in connection with $69,000 in convertible promissory notes issued by the Company during the three months ended March 31, 2013 and an increase of $1,467 in interest expense resulting from the increase in convertible promissory notes.


LIQUIDITY

We have nominal cash of $152 and no other liquid assets at June 30, 2013, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2013, we used funds of $48,918 in our operational activities. During the six months ended June 30, 2013, we recognized a net loss of $151,986, which was adjusted for the $69,000 finance cost incurred in connection with the Company's issuance of $69,000 in convertible promissory notes during the six months ended June 30, 2013.

During the six months ended June 30, 2012, we did not use cash of $5,030 in our operational activities. During the six months ended June 30, 2012, we recognized a net loss of $91,408 and did not have any non-cash adjustments to net losses.

During the six months ended June 30, 2013 and 2012, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2013, we received funds of $49,000 from our financing activities. During the six months ended June 30, 2012, we received funds of $5,100 from our financing activities.

In March 2013, the Company issued an unsecured convertible promissory note in exchange for cash of $44,000. In addition, the Company issued an unsecured convertible promissory note in exchange for already outstanding advances of $25,000. The convertible promissory notes have a term of 1 year, an interest rate of 8% per annum and provides for the conversion of the note into shares of the Company's common stock at $0.07 per share. The Company has recognized a finance cost of $69,000 in connection with the convertible promissory notes.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2013 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of June 30, 2013. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2013 through June 30, 2013, the Company did not make any unregistered issuances of its equity securities.

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





                                             LEGACY TECHNOLOGY HOLDINGS, INC.
                                                 (Registrant)



Dated:   August 19, 2013              By: /s/Redgie Green
                                      Redgie Green (Principal Executive Officer,
                                      President and Chief Executive Officer)