Form 10-Q
period 2013-09-30
LEGACY TECHNOLOGY HOLDINGS, INC.
filed 2014-03-31
CIK 1235096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period end September 30, 2013

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

As of March 13, 2013, there were 5,731,732 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                        Page
                                                                                       ----

         Balance Sheets -September 30, 2013 and
                  December 31, 2012 (Audited)                                           1

         Statements of Operations  -
                  Three and Nine months ended September 30, 2013 and 2012 and
                  From May 8, 2008 (Inception) to September 30, 2013                    2

         Statements of Changes in Shareholders' Deficit -
                   From May 8, 2008 (Inception) to September 30, 2013                   3

         Statements of Cash Flows -
                  Nine months ended September 30, 2013 and 2012 and
                  From May 8, 2008 (Inception) to September 30, 2013                    4 - 5

         Notes to the Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                      18

Item 4. Controls and Procedures                                                         18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              19

Item 1A.  Risk Factors -  Not Applicable                                                19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    20
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                               20

Item 4.  Mine and Safety Disclosures                                                    20

Item 5.  Other Information - Not Applicable                                             20

Item 6.  Exhibits                                                                       21
SIGNATURES                                                                              22

                                                                PART I

ITEM 1. FINANCIAL STATEMENTS



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       September 30,         December 31,
                                                                                            2013                 2012
                                                                                      -----------------    -----------------

Assets
         Current Assets
                 Cash                                                                          $ 1,883                 $ 70
                                                                                      -----------------    -----------------
         Total Assets All Current Assets                                                       $ 1,883                 $ 70
                                                                                      =================    =================


Liabilities and Stockholders' Deficit
         Current liabilities
                 Accounts payable                                                            $ 329,203            $ 325,229
                 Accrued expenses                                                              894,997              802,269
                 Advances payable                                                               50,004               68,956
                 Notes payable                                                                  31,632               31,632
                 Convertible notes payable                                                     699,000              630,000
                                                                                      -----------------    -----------------
         Total Current Liabilities                                                           2,004,836            1,858,086
                                                                                      -----------------    -----------------
                 Convertible notes payable, long term                                           14,075                    -
                                                                                      -----------------    -----------------
         Total Liabilities                                                                   2,018,911            1,858,086

Stockholders' Deficit
         Common stock, $0.0001 par value; 100,000,000 shares                                     2,826                  373
           authorized; 28,258,860 shares issued and 5,731,772 shares issued issued and outstanding  at September 30, 2013 and
           3,731,772 shares issued and outstanding at December 31, 2012
         Additional paid-in capital                                                          3,082,583           (1,163,027)
         Common shares in Escrow                                                            (3,379,063)                   -
         Deficit accumulated during the development stage                                   (1,723,374)            (695,362)
                                                                                      -----------------    -----------------
                 Total Stockholders' Deficit                                                (2,017,028)          (1,858,016)
                                                                                      -----------------    -----------------
Total Liabilities and Stockholders' Deficit                                                    $ 1,883                 $ 70
                                                                                      =================    =================
See the accompanying notes to these consolidated financial statements.




                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the Three Months Ended   For the Nine Months Ended      May 8, 2008
                                                 September 30,                September 30,           (Inception) to
                                               2013         2012            2013         2012        September 30, 2013
                                           ---------------------------  ---------------------------  ------------------
Revenue:
       Sales                                        $ -           $ -            $ -           $ -                 $ -
                                           ---------------------------  ---------------------------  ------------------
Operational expenses:
       General and administrative               842,514        14,675        868,209        50,259           1,131,146
                                           ---------------------------  ---------------------------  ------------------
             Total operational expenses         842,514        14,675        868,209        50,259           1,131,146
                                           ---------------------------  ---------------------------  ------------------
Loss from operations                           (842,514)      (14,675)      (868,209)      (50,259)         (1,131,146)
                                           ---------------------------  ---------------------------  ------------------
Other income (expense):
       Gain on debt relief                            -             -              -             -              68,005
       Finance cost of convertible notes        (14,075)            -        (73,075)            -             (73,075)
       Interest expense                         (29,437)      (28,316)       (86,728)      (84,140)           (587,158)
                                           ---------------------------  ---------------------------  ------------------
             Total other expense                (43,512)      (28,316)      (159,803)      (84,140)           (592,228)
                                           ---------------------------  ---------------------------  ------------------
Net Loss                                     $ (886,026)    $ (42,991)   $(1,028,012)   $ (134,399)       $ (1,723,374)
                                           ===========================  ===========================  ==================
Per share information
Net (loss) per common share
       Basic                                    $ (0.04)      $ (0.01)       $ (0.09)      $ (0.03)
       Fully diluted                              (0.04)        (0.01)         (0.09)        (0.03)
                                           ---------------------------  ---------------------------
Weighted average number of common
       stock outstanding                      4,956,070     3,731,772      4,144,356     3,731,772
                                           ===========================  ===========================


See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)



                                                                                                         Additional
                                                                 Common Stock                             paid-in
                                                                 Number of shares       Amount            Capital
                                                              ------------------------------------    -----------------
Balances at December 31, 2006*                                                 -              $ -                  $ -
Net income (loss) for the year                                                 -                -                    -
                                                              -------------------    -------------    -----------------
Balances at December 31, 2007*                                                 -                -                    -

Issuance of Founders common stock - cash                               4,800,000              480                5,120
Issuance of Founders common stock - services                           4,200,000              420                3,780
Stock issued for Net Liabilities - reverse merger                      1,007,003              101           (1,197,555)
Capital contribution - related party                                           -                -               25,000
Net income (loss) for the year                                                 -                -                    -
                                                              -------------------    -------------    -----------------
Balance as of  December 31, 2008*                                     10,007,003            1,001           (1,163,655)
                                                              -------------------    ----------------------------------
Cancellation of shares                                                (6,275,231)            (628)                 628
Net income (loss) for the year                                                 -                -                    -
                                                              -------------------    -------------    -----------------
Balance as of  December 31, 2009                                       3,731,772              373           (1,163,027)
                                                              -------------------    -------------    -----------------

Net income (loss) for the year                                                 -                -                    -
                                                              -------------------    -------------    -----------------
Balance as of December 31, 2010                                        3,731,772              373           (1,163,027)
                                                              -------------------    -------------    -----------------
Net income (loss) for the year                                                 -                -                    -
                                                              -------------------    -------------    -----------------
Balance as of December 31, 2011                                        3,731,772              373           (1,163,027)
                                                              -------------------    -------------    -----------------
Net income (loss) for the year                                                 -                -                    -
                                                              -------------------    -------------    -----------------
Balance as of December 31, 2012                                        3,731,772              373           (1,163,027)
                                                              -------------------    -------------    -----------------

Issuance of shares for services                                        2,000,000              200              799,800
Issuance of common shares for acquisition in escrow                   22,527,088            2,253            3,376,810
Convertible Promissory Note Discount                                           -                -               69,000
Net income (loss) for the period                                               -                -                    -
                                                              -------------------    -------------    -----------------
Balance as of September 30, 2013                                      28,258,860          $ 2,826          $ 3,082,583
                                                              ===================    =============    =================
* As restated for reverse merger on July 18, 2008

       See the accompanying notes to these consolidated financial statements.

                                       3



(continued)

                LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)




                                                                              Deficit accum
                                                        Common Shares            During
                                                               in              Development
                                                             Escrow               Stage              Totals
                                                        -----------------    ----------------    ----------------
Balances at December 31, 2006*                                      $ -                 $ -                 $ -
Net income (loss) for the year                                        -                   -                   -
                                                       -----------------    ----------------    ----------------
Balances at December 31, 2007*                                        -                   -                   -

Issuance of Founders common stock - cash                              -                   -               5,600
Issuance of Founders common stock - services                          -                   -               4,200
Stock issued for Net Liabilities - reverse merger                     -                   -          (1,197,454)
Capital contribution - related party                                  -                   -              25,000
Net income (loss) for the year                                        -             (98,782)            (98,782)
                                                       -----------------    ----------------    ----------------
Balance as of  December 31, 2008*                                     -             (98,782)         (1,261,436)
                                                       -----------------    ----------------    ----------------

Cancellation of shares                                                -                   -                   -
Net income (loss) for the year                                        -            (155,673)           (155,673)
                                                       -----------------    ----------------    ----------------
Balance as of  December 31, 2009                                      -            (254,455)         (1,417,109)
                                                       -----------------    ----------------    ----------------
                                                                      -
Net income (loss) for the year                                        -            (125,970)           (125,970)
                                                       -----------------    ----------------    ----------------
Balance as of December 31, 2010                                       -            (380,425)         (1,543,079)
                                                       -----------------    ----------------    ----------------

Net income (loss) for the year                                        -            (137,719)           (137,719)
                                                       -----------------    ----------------    ----------------
Balance as of December 31, 2011                                       -            (518,144)         (1,680,798)
                                                       -----------------    ----------------    ----------------

Net income (loss) for the year                                        -            (177,218)           (177,218)
                                                       -----------------    ----------------    ----------------
Balance as of December 31, 2012                                       -            (695,362)         (1,858,016)
                                                       -----------------    ----------------    ----------------

Issuance of shares for services                                       -                   -             800,000
Issuance of common shares for acquisition in escrow          (3,379,063)                  -                   -
Convertible Promissory Note Discount                                  -                   -              69,000
Net income (loss) for the period                                      -          (1,028,012)         (1,028,012)
                                                       -----------------    ----------------    ----------------
Balance as of September 30, 2013                            $(3,379,063)       $ (1,723,374)       $ (2,017,028)
                                                       =================    ================    ================

* As restated for reverse merger on July 18, 2008


        See the accompanying notes to these consolidated financial statements.



                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                             May 8, 2008
                                                                          For the Nine Months Ended         (Inception) to
                                                                        September 30,                             September 30,
                                                                           2013               2012               2013
                                                                      ---------------    ---------------    ---------------

Cash Flows from Operating Activities:
         Net Loss                                                       $ (1,028,012)        $ (134,399)      $ (1,723,374)
Adjustment to net loss for non-cash items:
         Finance cost of convertible promissory notes                         73,075                  -             73,075
         Stock issued for services                                           800,000                  -            800,000
         Gain on debt relief                                                       -                  -            (68,005)
         Compensatory Stock issuance                                               -                  -              4,200
Adjustments to reconcile net loss to net cash used
         in operating  activities from
         continuing operations:
         Changes in operating assets and liabilities:
           Increase in Accounts Payable and Accrued Liabilities               91,505            128,619            746,687
                                                                      ---------------    ---------------    ---------------

Net Cash Provided (Used) by Operating Activities                             (63,432)            (5,780)          (167,417)
                                                                      ---------------    ---------------    ---------------
Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities                                          -                  -                  -
                                                                      ---------------    ---------------    ---------------
Cash Flows from Financing Activities:
         Capital contribution for related parties                                  -                  -             25,000
         Sale of common stock                                                      -                  -              5,600
         Funds from convertible promissory notes                              54,000                                54,000
         Proceeds from advance payables                                       11,175              5,850             80,131
                                                                      ---------------    ---------------    ---------------
Net Cash Provided (used) by Financing Activities                              65,175              5,850            164,731
                                                                      ---------------    ---------------    ---------------
Net  Increase in Cash                                                          1,743                 70             (2,686)

Cash and Cash Equivalents - Beginning of Period                                   70                  -              4,499
                                                                      ---------------    ---------------    ---------------
Cash and Cash Equivalents - End of Period                                    $ 1,813                $ -            $ 1,813
                                                                      ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest expense                                          $ -                  -                  -
                                                                      ===============    ===============    ===============
         Cash paid for income taxes                                              $ -                  -                  -
                                                                      ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
         Common shares issued for services                                 $ 800,000                  -                  -
                                                                      ===============    ===============    ===============
         Common shares issued in reverse merger                                  $ -                $ -       $ (1,197,454)
                                                                      ===============    ===============    ===============
See the accompanying notes to these consolidated financial statements.


                 LEGACY TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprises)
                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2013
                                   (Unaudited)





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

World Peace, the Company's wholly owned subsidiary was incorporated in the State of Colorado on May 8, 2008 and has had no operational activities during the nine months ended September 30, 2013 nor during the year ended December 31, 2012.

Reorganization and Share Exchange:

On April 4, 2013, the Company entered into a Plan and Agreement of Reorganization and Share Exchange Agreement ("the Agreement") with Genomic Integrated Wellness Systems, Inc. ("GIWS") and GIWS's sole shareholder, Charles Youngren. On November 21, 2013, the Agreement was amended to include GIWS's additional shareholder.

The amended Agreement provides for the Company to issue 22,527,088 shares of its restricted common stock to be exchanged for 100% of the issued and outstanding equity of GIWS, making the Company the sole shareholder of GIWS. As a result of the issuance, the majority shareholder of GIWS, Charles Youngren, will hold 74.76% of the issued and outstanding common stock of the Company, post-acquisition.

Closing of the acquisition is contingent upon the delivery of audited financial statements by GIWS. At the time of this filing, the transaction has not been closed. On September 28, 2013, the Company did issue the 22,527,088 shares of common stock in connection with the merger. The Company holds these shares in escrow until the closing of the acquisition and therefor does not count them in their issued and outstanding shares of common stock at September 30, 2013.

The Company received audit financial statements on March 31, 2013 and has closed the transaction at that time.

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

Significant Accounting Policies:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per commercial bank. As of September 30, 2013 and December 31, 2012, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the nine and three months ended September 30, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued during the nine months ended September 30, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.   Going Concern:

The Company's financial statements for the nine months ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,028,012 for the nine months ended September 30, 2013, and an accumulated deficit of $1,723,374 as of September 30, 2013. At September 30, 2013, the Company had a working capital deficit of $2,002,953.

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

NOTE 3.  Notes Payable:

         The Company's outstanding non-convertible notes payable on September 30, 2013 and December 31, 2012, consisted of:

             $ 15,080 Note Payable issued to an investor. Due upon demand. Interest rate is 8%

              10,353      Note payable, issued to vendor.  Due upon demand

               6,199      Other notes payable
             --------
            $ 31,632      Total notes payable outstanding on September 30, 2013
                          and December 31, 2012.
              =====

NOTE 4.  Convertible Notes Payable:

Convertible notes payable as of September 30, 2013 and December 31, 2012 consisted of the following:

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

As of September 30, 2013, all of the convertible notes described above are in default.

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

NOTE 5.  Convertible Note Payable, Long Term

In September 30, 2013,  the Company issued an unsecured  convertible  promissory note in exchange for cash of $10,000. The convertible promissory note has a term of 3 years, an interest rate of 8% per annum and provides for the conversion of the note into shares of the Company's common stock at $0.40 per share. The Company has recognized a finance cost of $14,075 in connection with the convertible promissory notes.

NOTE 6.  Stockholders' Equity (Deficit):

Common Stock:

In September 2013, the Company issued a total of 2,000,000 shares of its restricted common stock to existing shareholders and its sole officer and director for services. The shares were valued at a price of $0.40, the then market per share for an expense of $800,000.

On April 4, 2013, the Company entered into a Plan and Agreement of Reorganization and Share Exchange Agreement ("the Agreement") with Genomic Integrated Wellness Systems, Inc. ("GIWS") and GIWS's sole shareholder, Charles Youngren. On November 21, 2013, the Agreement was amended to provide to include GIWS's additional shareholder.

The Amended Agreement provides for the Company to issue 22,527,088 shares of its restricted common stock to be exchanged for 100% of the issued and outstanding equity of GIWS, making the Company the sole shareholder of GIWS. Closing of the acquisition is contingent upon the delivery of audited financial statements by GIWS.

On September 28, 2013, the Company did issue the 22,527,088 shares of common stock in connection with the anticipated closing of the merger. The Company holds these shares in escrow until the closing of the acquisition and therefor does not count them in their issued and outstanding shares of common stock at September 30, 2013. The shares at this time have booked at a price of $0.15 per share based upon the closing market price of April 30, 2013, the date of the Agreement.

The Company received audit financial statements on March 31, 2014 and has closed the transaction at that time.

Stock Options and Warrants:

At September 30, 2013, the Company had stock option and warrant activity as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's subsidiary Neuro Nutrition, Inc. at the beginning of 2010 had 140,000 common stock purchase warrants outstanding. The warrants are to be effectively granted for exercise upon conversion by the warrant holder of an accompanying note payable into common stock, which said note the holder can convert anytime at his option. The warrant holder has two years after effective grant date to exercise the warrants, at a price of $.625 per share. No Neuro Nutrition, Inc. warrants were exercised or expired during the three months ended, leaving a balance of 140,000 warrants at September 30, 2013.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at September 30, 2013.

NOTE 7.   Taxes:

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                         Estimated NOL
                         Carry-forward      Valuation     Net Tax
     Period Ending          benefit         Allowance     Benefit

  September 30, 2013         $347,421      $(347,421)          -
   December 31, 2012         $139,072      $(139,072)          -


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

NOTE 9 - Subsequent Events:

Reorganization and Share Exchange:

On April 4, 2013, the Company entered into a Plan and Agreement of Reorganization and Share Exchange Agreement ("the Agreement") with Genomic Integrated Wellness Systems, Inc. ("GIWS") and GIWS's sole shareholder, Charles Youngren. On November 21, 2013, the Agreement was amended to include GIWS's additional shareholder.

The amended Agreement provides for the Company to issue 22,527,088 shares of its restricted common stock to be exchanged for 100% of the issued and outstanding equity of GIWS, making the Company the sole shareholder of GIWS. As a result of the issuance, the majority shareholder of GIWS, Charles Youngren, will hold 74.76% of the issued and outstanding common stock of the Company, post-acquisition.

Closing of the acquisition is contingent upon the delivery of audited financial statements by GIWS.

On September 28, 2013, the Company did issue the 22,527,088 shares of common stock in connection with the anticipated closing of the merger. The Company holds these shares in escrow until the closing of the acquisition and therefor does not count them in their issued and outstanding shares of common stock at September 30, 2013. The shares at this time have booked at a price of $0.15 per share based upon the closing market price of April 30, 2013, the date of the Agreement.

The Company received audit financial statements on March 31, 2013 and has closed the transaction at that time.

The Company has evaluated it activities subsequent to September 30, 2013 and through the issuance of the financial statements and found no other reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

We had we had no revenues during the nine months ended September 30, 2013. We have minimal capital, minimal cash, and only our intangible assets consisting of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

The Company has focused its efforts, since July of 2009, has focused its efforts on the completion of its past due audits and the filing of its financial reports with the Securities and Exchange Commission (SEC). As we have come closer to the completion of such efforts, the Company has begun to focus its efforts on the development of operations through an acquisition.

On April 4, 2013, the Company entered into a Plan and Agreement of Reorganization and Share Exchange Agreement ("the Agreement") with Genomic Integrated Wellness Systems, Inc. ("GIWS") and GIWS's sole shareholder, Charles Youngren. On November 21, 2013, the Agreement was amended to include GIWS's additional shareholder.

The amended Agreement provides for the Company to issue 22,527,088 shares of its restricted common stock to be exchanged for 100% of the issued and outstanding equity of GIWS, making the Company the sole shareholder of GIWS. As a result of the issuance, the majority shareholder of GIWS, Charles Youngren, will hold 74.76% of the issued and outstanding common stock of the Company, post-acquisition.

At the time of this filing, the transaction has not been closed.

On September 25, 2013, the Company did issue the 22,527,088 shares of common stock in connection with the anticipated closing of the merger. The Company holds these shares in escrow until the closing of the acquisition and therefor does not count them in their issued and outstanding shares of common stock at September 30, 2013. The shares at this time have booked at a price of $0.15 per share based upon the closing market price of April 30, 2013, the date of the Agreement.

The Company received audit financial statements on March 31, 2013 and has closed the transaction at that time.


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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

During the three months ended September 30, 2013 and 2012, we did not recognize any revenues from our operations. We do not expect to recognize revenues in the near future, as we work to complete our proposed acquisition with GIWS, discussed above.

During the three months ended September 30, 2013, we incurred general and administrative expenses of $842,514 compared to $14,675 during the nine months ended September 30, 2012. The increase of $827,839 was a result of an increase of $815,250 in consulting expenses combined with a $12,619 in legal expenses. These increases were a result of increased administrative activity in connection with the GIWS acquisition, including a $8000,000 non-cash expense for a total of 2,000,000 shares of common stock issued to shareholders and the Company's sole officer and director in connection with their acquisition efforts.

During the three months ended September 30, 2013, we incurred a net loss of $886,026, compared to $42,991 during the three months ended September 30, 2012. The increase of $843,035 is a result of the $815,250 increase in general and administrative expenses, combined with the $14,075 increase in finance costs and the $1,121 increase in interest expenses resulting from the $79,000 increase in convertible promissory notes during the nine months ended September 30, 2013.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, we did not recognize any revenues from our operations. We do not expect to recognize revenues in the near future, as we work to complete our proposed acquisition with GIWS, discussed above.

During the nine months ended September 30, 2013, we incurred general and administrative expenses of $868,209 compared to $50,259 during the nine months ended September 30, 2012. The increase of $151,950 was a result of increase of $163,250 in consulting expenses, offset by an $11,511 in professional fees. The increase of $829,250 increase in consulting expenses was a result of activities in connection with the GIWS acquisition, including a $8000,000 non-cash expense for a total of 2,000,000 shares of common stock issued to shareholders and the Company's sole officer and director in connection with their acquisition efforts.

During the nine months ended September 30, 2013, we incurred a net loss of $1,028,012, compared to $134,399 during the nine months ended September 30, 2012. The increase of $893,613 is a result of the $868,209 increase in general and administrative expenses combined with a $75,663 increase in other income (expense) resulting from the $73,075 finance cost recognized in connection with $79,000 in convertible promissory notes issued by the Company during the nine months ended September 30, 2013 and an increase of $2,588 in interest expense resulting from the increase in convertible promissory notes.

LIQUIDITY
---------

We have nominal cash of $1,883 and no other liquid assets at September 30, 2013, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time. At September 30, 2013, we had total current liabilities $2,004,836, consisting of $392,203 in accounts payable, $894,997 in accrued expense, $50,004 in advances payable, $31,632 notes payable and $699,000 in convertible notes payable.

During the nine months ended September 30, 2013, we used funds of $63,432 in our operational activities. During the nine months ended September 30, 2013, we recognized a net loss of $1,028,012, which was adjusted for the $73,075 finance cost incurred in connection with the Company's issuance of $79,000 in convertible promissory notes during the nine months ended September 30, 2013 and a $800,000 non-cash expense related to the issuance of 2,000,000 shares of common stock for services.

During the nine months ended September 30, 2012, we did used cash of $5,780 in our operational activities. During the nine months ended September 30, 2012, we recognized a net loss of $134,399 and did not have any non-cash adjustments to net losses.

During the nine months ended September 30, 2013 and 2012, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2013, we received funds of $65,175 from our financing activities. During the nine months ended September 30, 2012, we received funds of $5,850 from our financing activities.

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

In September 30, 2013,  the Company issued an unsecured  convertible  promissory note in exchange for cash of $10,000. The convertible promissory note has a term of 3 years, an interest rate of 8% per annum and provides for the conversion of the note into shares of the Company's common stock at $0.40 per share. The Company has recognized a finance cost of $14,075 in connection with the convertible promissory notes.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2013 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of September 30, 2013. The Company believes that internal control over financial reporting is ineffective, due to a lack of accounting staff. The Company does not have the financial ability to hire additional accounting staff, at this time.

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

                NONE.



ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of July 1, 2013 through September 30, 2013, the Company made the following unregistered issuances of its equity securities.



        DATE OF SALE            TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION          CLASS OF PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- -----------------------
       September 2013              Common Shares           100,000               Services             Officer/Director
       September 2013              Common Shares           566,666               Services                Consultant
       September 2013              Common Shares           541,666               Services                Consultant

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and existing shareholders. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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





                                             LEGACY TECHNOLOGY HOLDINGS, INC.
                                                    (Registrant)



Dated:   March __, 2014                    By: /s/ Redgie Green
                                           --------------------------------
                                      Redgie Green (Principal Executive Officer,
                                       President and Chief Executive Officer)